Form 10-Q
period 2008-09-30
POWERSHARES DB US DOLLAR INDEX BEARISH FUND; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; DB US Dollar Index Master Trust
filed 2008-11-03
CIK 1383149, 1371571, 1383148, 1371531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33317

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A Series of PowerShares DB US Dollar Index Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB US DOLLAR INDEX BEARISH MASTER FUND

(A Series of DB US Dollar Index Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778085
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Limited Shares as of September 30, 2008: 3,800,000 Limited Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2008

		Page
PART I. FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Consolidated Statements of Financial Condition September 30, 2008 (unaudited) and December 31, 2007	1
	Unaudited Consolidated Schedule of Investments September 30, 2008	2
	Consolidated Schedule of Investments December 31, 2007	3
	Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended September 30, 2008 and 2007 and Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007	4
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended September 30, 2008	5
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended September 30, 2007	6
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Nine Months Ended September 30, 2008	7
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Period Ended September 30, 2007	8
	Unaudited Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007	9
	Notes to Unaudited Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	30
ITEM 4.	CONTROLS AND PROCEDURES.	32

PART II. OTHER INFORMATION		33

Item 1.	Legal Proceedings.	33
Item 1A.	Risk Factors.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33
Item 3.	Defaults Upon Senior Securities.	33
Item 4.	Submission of Matters to a Vote of Security Holders.	33
Item 5.	Other Information.	33
Item 6.	Exhibits.	34

SIGNATURES		35

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2008 (unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Equity held in broker trading accounts:
United States Treasury Obligations, at fair value (cost $57,959,079 and $73,689,527, respectively)	$57,975,084	$73,706,883
Cash held by broker	46,979,013	3,993,952
Net unrealized depreciation on futures contracts	(1,354,615)	(549,800)

Deposits with broker	103,599,482	77,151,035
Receivable for securities sold	4,995,250	—
Other Assets	6,932	6,231

Total assets	$108,601,664	$77,157,266

Liabilities and shareholders’ equity
Payable for shares redeemed	$5,426,746	$—
Management fee payable	64,580	$34,492
Non controlling interest in consolidated subsidiary – related party	1,085	1,000

Total liabilities	$5,492,411	$35,492

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	85	102

Total General shares	1,085	1,102

Limited shares:
Paid in capital – 3,800,000 and 2,800,000 redeemable shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	104,517,690	74,768,590
Accumulated earnings (deficit)	(1,409,522)	2,352,082

Total Limited shares	103,108,168	77,120,672

Total shareholders’ equity	103,109,253	77,121,774

Total liabilities and shareholders’ equity	$108,601,664	$77,157,266

Net asset value per share
General shares	$27.13	$27.55
Limited shares	$27.13	$27.54

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.05% due October 2, 2008	13.58%	$13,999,958	$14,000,000
U.S. Treasury Bills, 0.10% due October 9, 2008	10.67	10,999,494	11,000,000
U.S. Treasury Bills, 0.99% due October 16, 2008	0.97	999,508	1,000,000
U.S. Treasury Bills, 1.01% due October 30, 2008	4.85	4,998,105	5,000,000
U.S. Treasury Bills, 1.80% due November 6, 2008	1.94	1,998,740	2,000,000
U.S. Treasury Bills, 1.10% due November 13, 2008	0.97	999,072	1,000,000
U.S. Treasury Bills, 1.99% due November 20, 2008	0.97	999,808	1,000,000
U.S. Treasury Bills, 1.69% due December 11, 2008	7.75	7,989,504	8,000,000
U.S. Treasury Bills, 1.05% due December 18, 2008	14.53	14,990,895	15,000,000

Total United States Treasury Obligations (cost $57,959,079)	56.23%	$57,975,084

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts Dollar Index (1,234 contracts, settlement date December 15, 2008)*	(1.31)%	$(1,354,615)

Net Unrealized Depreciation on Futures Contracts	(1.31)%	$(1,354,615)

See accompanying notes to unaudited consolidated financial statements.

* Position represents futures contracts sold.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 2.89% due January 10, 2008	6.48%	$4,997,285	$5,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	24.56	18,944,900	19,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	29.72	22,920,190	23,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	6.46	4,979,495	5,000,000
U.S. Treasury Bills, 3.175% due February 28, 2008	2.58	1,990,548	2,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	6.45	4,973,040	5,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	6.44	4,969,675	5,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	12.88	9,931,750	10,000,000

Total United States Treasury Obligations (cost $73,689,527)	95.57%	$73,706,883

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (1,002 contracts, settlement date March 17, 2008)*	(0.71)%	$(549,800)

Net Unrealized Depreciation on Futures Contracts	(0.71)%	$(549,800)

See accompanying notes to unaudited consolidated financial statements.

* Position represents futures contracts sold.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2008 and 2007 and Nine Months

Ended September 30, 2008 and the Period Ended September 30, 2007 (i)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Period Ended September 30, 2007
Income
Interest Income	$334,141	$376,502	$1,200,892	$831,433

Expenses
Management fee	103,245	41,685	330,739	87,506
Brokerage Commissions and Fees	4,074	4,169	41,824	8,751

Total expenses	107,319	45,854	372,563	96,257

Net investment income	226,822	330,648	828,329	735,176

Net Realized and Net Change in Unrealized Gain/ (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	11,085	—	25,961	—
Futures	(6,390,547)	1,149,130	(3,809,745)	1,334,340

Net realized gain (loss)	(6,379,462)	1,149,130	(3,783,784)	1,334,340

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	5,415	23,184	(1,351)	29,369
Futures	(2,256,145)	549,165	(804,815)	873,525

Net change in unrealized gain/(loss)	(2,250,730)	572,349	(806,166)	902,894

Net realized and Net change in unrealized gain/(loss) on United States Treasury Obligations and Futures	(8,630,192)	1,721,479	(4,589,950)	2,237,234

Net Income (Loss)	$(8,403,370)	$2,052,127	$(3,761,621)	$2,972,410

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended September 30, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at July 1, 2008	40	$1,000	$178	$1,178	2,600,000	$69,542,876	$6,993,755	$76,536,631	$76,537,809
Sale of Limited Shares					3,000,000	85,069,622		85,069,622	85,069,622
Redemption of Limited Shares					(1,800,000)	(50,094,808)		(50,094,808)	(50,094,808)
Net Loss:
Net investment income			3	3			226,819	226,819	226,822
Net realized loss on United States Treasury Obligations			(117)	(117)			(6,379,345)	(6,379,345)	(6,379,462)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			21	21			(2,250,751)	(2,250,751)	(2,250,730)

Net Loss			(93)	(93)			(8,403,277)	(8,403,277)	(8,403,370)

Balance at September 30, 2008	40	$1,000	$85	$1,085	3,800,000	$104,517,690	$(1,409,522)	$103,108,168	$103,109,253

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at July 1, 2007	40	$1,000	$37	$1,037	1,000,000	$25,000,000	$920,246	$25,920,246	$25,921,283
Sale of Limited Shares	—	—	—	—	1,000,000	26,894,916	—	26,894,916	26,894,916
Redemption of Limited Shares	—	—	—	—	—	—	—	—	—

Net Income:

Net Investment Income	—	—	11	11	—	—	330,637	330,637	330,648
Net realized Gain on United States Treasury Obligations and Futures	—	—	32	32	—	—	1,149,098	1,149,098	1,149,130
Net change in unrealized gain on United States Treasury Obligations and Futures	—	—	17	17	—	—	572,332	572,332	572,349

Net Income	—	—	60	60	—	—	2,052,067	2,052,067	2,052,127

Balance at September 30, 2007	40	$1,000	$97	$1,097	2,000,000	$51,894,916	$2,972,313	$54,867,229	$54,868,326

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$102	$1,102	2.800,000	$74,768,590	$2,352,082	$77,120,672	$77,121,774
Sale of Limited Shares					4,800,000	137,941,520		137,941,520	137,941,520
Redemption of Limited Shares					(3,800,000)	(108,192,420)		(108,192,420)	(108,192,420)

Net Loss:
Net Investment Income			10	10			828,319	828,319	828,329
Net realized loss on United States Treasury Obligations and Futures			(84)	(84)			(3,783,700)	(3,783,700)	(3,783,784)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			57	57			(806,223)	(806,223)	(806,166)

Net Loss			(17)	(17)			(3,761,604)	(3,761,604)	(3,761,621)

Balance at September 30, 2008	40	$1,000	$85	$1,085	3,800,000	$104,517,690	$(1,409,522)	$103,108,168	$103,109,253

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in

Shareholders’ Equity For the Period Ended September 30, 2007 (i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at February 15, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—			2,000,000	51,894,916	—	51,894,916	51,894,916
Net income:
Net investment income	—	—	28	28	—	—	735,148	735,148	735,176
Net realized gain on United States Treasury Obligations and futures	—	—	40	40	—	—	1,334,300	1,334,300	1,334,340
Net change in unrealized gain on United States Treasury Obligations and futures	—	—	29	29	—	—	902,865	902,865	902,894

Net income	—	—	97	97	—	—	2,972,313	2,972,313	2,972,410

Balance at September 30, 2007	40	$1,000	$97	$1,097	2,000,000	$51,894,916	$2,972,313	$54,867,229	$54,868,326

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended September 30, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007 (i)

	Nine Months Ended September 30, 2008	Period Ended September 30, 2007
Cash flow provided by operating activities:
Net Income	$(3,761,621)	$2,972,410
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(259,017,268)	(92,955,740)
Proceeds from securities sold	275,914,006	46,000,000
Accretion of discount on United States Treasury Obligations	(1,140,329)	(756,724)
Net realized gain on United States Treasury Obligations	(25,961)	—
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	806,166	(902,894)
Change in operating receivables and liabilities:
Receivable for securities sold	(4,995,250)	—
Other assets	(701)	(3,648)
Payable for shares redeemed	5,426,746	—
Management fee payable	30,088	16,123
Non controlling interest in consolidated subsidiary - related party	85	1,000

Net cash provided by (used for) operating activities	13,235,961	(45,629,473)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	137,941,520	51,894,916
Redemption of Limited Shares	(108,192,420)	—

Net cash provided by financing activities	29,749,100	51,894,916

Net change in cash held by broker	42,985,061	6,265,443

Cash held by broker at beginning of period	3,993,952	1,000

Cash held by broker at end of period	$46,979,013	$6,266,443

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended September 30, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

(1)	Organization

PowerShares DB US Dollar Index Bearish Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, and its subsidiary, DB US Dollar Index Bearish Master Fund (the “Master Fund”), a separate series of DB US Dollar Index Bearish Master Trust (the “Master Trust”), a Delaware statutory trust organized in two separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on February 15, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on February 20, 2007.

This report covers the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and the period from February 15, 2007 (commencement of investment operations) through September 30, 2007 (hereinafter referred to as the “Period Ended September 30, 2007”).

(2)	Fund Investment Overview

The Master Fund invests in futures contracts, or DX Contracts, with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Short Index), the Short Index or the Index, over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index®, or the USDX®. The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies, or Index Currencies, which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund, through its Master Fund, establishes short positions in DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and its Master Fund.

The Fund does not employ leverage. As of September 30, 2008 and December 31, 2007, the Fund had $103,599,482 (or 100%) and $77,151,035 (or 100%) of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $2,461,830 (or 2.38%) and $1,066,128 (or 1.38%) of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments dated September 30, 2008 and the audited Consolidated Schedule of Investments dated December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of each of the Trust and the Master Trust, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $103,245 and $41,685, respectively. Management Fees incurred during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, by the Fund and the Master Fund were $330,739 and $87,506 respectively. As of September 30, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $64,580 and $34,492, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended September 30, 2008 and 2007, the Fund and the Master Fund incurred brokerage fees of $4,074 and $4,169, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, by the Fund and the Master Fund were $41,824 and $8,751, respectively. As of September 30, 2008 and December 31, 2007, there were no brokerage fees payable.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the administrative portion of the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of Invesco PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on February 15, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (“Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning February 15, 2007 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

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

(c)	Financial Instruments and Fair Value

United States Treasury Obligations and commodity futures contracts are recorded in the consolidated statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements”(Statement 157), effective January 1, 2008. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement 157 are described below:

Basis of Fair Value Measurement

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. United States Treasury Obligations and commodity futures contracts are classified within Level 1 of the fair value hierarchy. The Fund does not adjust the quoted prices for United States Treasury Obligations and commodity futures contracts.

(d)	Deposits with Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (CFTC) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of September 30, 2008 and December 31, 2007 are $2,461,830 and $1,066,128, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2008 and December 31, 2007, the Fund had cash held by the Commodity Broker of $46,979,013 and $3,993,952, respectively. There were no cash equivalents held by the Fund as of September 30, 2008 and December 31, 2007.

(g)	Income Taxes

The Fund and the Master Fund are classified as partnerships for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Oregon	2007
State of Utah	2007
State of West Virginia	2007

(h)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized depreciation position of $1,354,615 and $549,800, respectively.

(i)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007.

(k)	Routine Operational, Administrative and Other Ordinary Expenses

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

(l)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses. For the Nine Months Ended September 30, 2008 and for the Period Ended September 30, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of September 30, 2008:

United States Treasury Obligations (Level 1)	$57,975,084

Commodity Futures Contracts (Level 1)	$(1,354,615)

There were no Level 2 or Level 3 holdings as of September 30, 2008.

(6)	Financial Instrument Risk

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in currency prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

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

(7)	Share Purchases and Redemptions

(a)	Purchases

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

(b)	Redemptions

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual shareholders may not redeem directly from the Fund.

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

The Fund and the Master Fund commenced investment operations on February 15, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as the initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on February 20, 2007.

Summary of Limited Share Transactions for the Three Months Ended September 30, 2008 and 2007 and Nine Months Ended September 30, 2008 and Period Ended September 30, 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,	Period Ended September 30,	Nine Months Ended September 30,	Period Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Limited Shares Sold	3,000,000	1,000,000	$85,069,622	$26,894,916	4,800,000	2,000,000	$137,941,520	$51,894,916
Limited Shares Redeemed	(1,800,000)	—	(50,094,808)	—	(3,800,000)	—	(108,192,420)	—

Net Increase	1,200,000	1,000,000	$34,974,814	$26,894,916	1,000,000	2,000,000	$29,749,100	$51,894,916

(8)	Profit and Loss Allocations and Distributions

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Limited Unit are equal.

	Three Months Ended		Nine Months Ended	Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net Asset Value

Initial Offering Price per Limited Share	—	—	—	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$(2.39)	$1.25	$(0.68)	$1.77
Net investment income	0.08	0.26	0.27	0.66

Net increase (decrease) in net assets from operations	(2.31)	1.51	(0.41)	2.43
Net asset value per Limited Share, beginning of period	29.44	25.92	27.54	—

Net asset value per Limited Share, end of period	$27.13	$27.43	$27.13	$27.43

Market value per Limited Share, beginning of period	$29.45	$25.97	$27.58	$—

Market value per Limited Share, end of period	$26.97	$27.45	$26.97	$27.45

Ratio to average Limited Shares*
Net investment income	1.09%	3.89%	1.25%	4.10%
Total expenses	0.51%	0.54%	0.56%	0.54%

Total Return, at net asset value **	(7.85)%	5.83%	(1.49)%	9.72%

Total Return, at market value **	(8.42)%	5.70%	(2.21)%	9.80%

*	Percentages are annualized.
**	Percentages are not annualized and, for the Period Ended September 30, 2007, are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement 161). Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of Statement 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

At this time, management is evaluating the implications of these Statements and their impact on the financial statements has not yet been determined.

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Short Index), the Short Index or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of currency futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of futures contracts, or DX Contracts, on the currencies comprising the Index. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index®, or the USDX®. The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies, or Index Currencies, which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund, through its Master Fund, establishes short positions in DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of such Fund and its Master Fund.

Index Description

The Index is designed to reflect the changes in market value over time, whether positive or negative, from investing in the first to expire futures contracts, or DX Contracts, whose changes in market value over time, whether positive or negative, in turn, is tied to the U.S. Dollar Index®, or USDX®. The first to expire DX Contracts are the futures contracts that expire in March, June, September and December. DX Contracts are traded exclusively through ICE Futures U.S., under the symbol “DX.”

The changes in market value over time, whether positive or negative, of DX Contracts are related to the six underlying currencies of the USDX®, or the Index Currencies. (Although the Index tracks the changes in market value over time, whether positive or negative, of the first to expire DX Contracts, the closing levels of the Index is in effect, and in part, a reflection of the changes, whether positive or negative, in the level of the underlying Index Currencies.) The Index Currencies are Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Index Currencies

represent the currencies of the major trading partners of the U.S. (and represent the currencies of 17 countries, 12 countries of the Euro zone plus five other countries).

USDX® is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in USDX® reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. dollar relative to March 1973. March 1973 was chosen as a base period of USDX® because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

The fair value of DX Contracts is based on foreign exchange futures prices for the underlying Index Currencies. The fair value of DX Contracts is calculated in the same way as a spot index. DX Contracts, similar to single currency futures contracts, will trade at a forward premium or discount based on the interest rate differential between the U.S. dollar and the Index Currencies.

Volatility of the Index has been historically comparable in range and variability to a broad-based, multi-capitalization stock index future. The DX Contract price is sized at $1000 times the Index closing level. Thus, if the Index closing level is 100.00, the DX Contract will be valued $100,000. If the Index closing level is 112.50, each DX Contract will have a $112,500 value.

The sponsor of the Index is Deutsche Bank AG London, or the Index Sponsor.

USDX® Composition.

The Index reflects the changes in market value over time, whether positive or negative, of the first to expire DX Contracts. In turn, the changes in market value over time, whether positive or negative, of DX Contracts are related to the changes, positive and negative, in the level of the USDX®.

The USDX® provides a general indication of the international value of the U.S. dollar and is composed of notional amounts of each of the Index Currencies. The notional amounts of each Index Currency included in the USDX® are weighted to reflect the currencies of the largest trading partners of the U.S. These largest trading partners constitute the bulk of international trade with the United States and have well-developed foreign exchange markets with rates freely determined by market participants. In addition, many currencies not included in the USDX® move in close correlation with those that are included. USDX® is computed 24 hours a day, seven days a week based on exchange rates supplied to Reuters by some 500 banks worldwide.

The following table reflects the index base weights, or Index Base Weights, of each Index Currency as of March 1973 with respect to USDX®:

Index Currency	Index Base Weight (%)
Euro	57.60
Japanese Yen	13.60
British Pound	11.90
Canadian Dollar	9.10
Swedish Krona	4.20
Swiss Franc	3.60

Closing Level at Inception:	100.00

USDX® has been calculated since inception in March 1973. The closing level at inception was 100.00.

The Euro was included in the USDX® in 1999 and replaced the following currencies that were originally included in the USDX®: Belgian Franc, Dutch Guilder, German Mark, French Franc and Italian Lira.

Index Calculation.

The Index reflects the changes in market value over time, whether positive or negative, of the first to expire DX Contract relative to the value of the dollar as of December 31, 1986, or Base Date. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

The Index Sponsor calculates the closing level of each Index on both an excess return basis and a total return basis. The excess return index reflects the changes in market value over time, whether positive or negative, of the DX Contracts. The total return is the sum of the changes in market value over time, whether positive or negative, of the DX Contracts plus the return of 3-month U.S. Treasury bills. The closing levels of each Index have been calculated using historic exchange closing price data of the DX Contract since the Base Date.

The Short Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in the DX Contracts which expires in March, June, September and December. The use of short positions in DX Contracts in the construction of the Short Index causes the Short Index to rise as a result of any downward price movement in the DX Contracts. In turn, this appreciation in the short DX Contracts reflects the fall of the U.S. dollar relative to the underlying basket of Index Currencies which comprise the USDX®.

Since the Base Date, the Short Index closing level has ranged on a daily basis from as high as 153.28 on April 22, 2008 to as low as 91.91 on July 5, 2001. Past Index levels are not necessarily indicative of future Index levels.

Index Rolls.

The underlying DX Contracts of the Index are rolled quarterly on the Index Roll Day, which is the Wednesday prior to the applicable IMM Date. “IMM Date” means the third Wednesday of March, June, September and December, a traditional settlement date in the International Money Market.

DX Contracts are rolled on the Wednesday prior to each IMM Date as follows:

•	The DX Contract that expires on the next IMM Date is sold.

•	A position in the DX Contract that expires on the IMM Date following the next IMM Date is purchased.

General

Under the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”), Wilmington Trust Company, the Trustee of the Trust and the Master Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, the Fund, the Master Trust, and the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Performance Summary

This report covers the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and the period from February 15, 2007 through September 30, 2007 (hereinafter referred to as the “Period Ended September 30, 2007”).

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

The section “Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) and Underlying DX Contract Returns for the Three Months Ended September 30, 2008 and 2007 and the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) and Underlying DX Contract Returns for the Three Months Ended September 30, 2008 and 2007 and the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007

Underlying DX Contract Returns	Total returns for the SHORT INDEX-TR
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Period Ended September 30, 2007
DX Contract	(8.01)%	5.99%	(1.15)%	10.12%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (the “Short Index”). The only difference between the Index and the Short Index is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Short Index does include such a component. The difference between the Index and the Short Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the Short Index. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Limited Unit are equal.

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

The Master Fund holds a significant portion of its assets in currency futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.

The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement 157.

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

Market Risk

Trading in futures contracts involves the Master Fund entering into contractual commitments to purchase a particular currency at a specified date and price. The market risk associated with the Master Fund’s commitments to purchase currencies is limited to the gross or face amount of the contracts held.

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

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Master Fund.

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. (Authorized Participants may then subsequently redeem such Limited Shares). The Master Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in currency futures. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s currency futures change. The balance of the net assets is held in the Master Fund’s trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

The Master Fund’s currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the future can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Although the DX Contracts that the Master Fund invests in are not currently subject to daily limits, the DX Contracts held by the Master Fund could become subject to such limits in the future. Such market conditions could prevent the Master Fund from promptly liquidating its currency futures positions.

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of future contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activities of the Fund are to raise capital from Authorized Participants through the issuance of Limited Shares in the Fund. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by operating activities was $13.2 million and used for operating activities was $45.6 million during the Nine Months Ended September 30, 2008 and Period Ended September 30, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Nine Months Ended September 30, 2008, $259.0 million was paid to purchase United States Treasury Obligations and $275.9 million was received from sales of maturing contracts. During the Period Ended September 30, 2007, $93.0 million was paid to purchase United States Treasury Obligations and $46.0 million was received from sales of maturing contracts. Unrealized depreciation and appreciation on futures increased by $0.8 million and by $0.9 million during the Nine Months Ended September 30, 2008 and Period Ended September 30, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $29.7 million and $51.9 million during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, respectively. This included $137.9 million and $51.9 million from the sale of Limited Shares to Authorized Participants during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD ENDED SEPTEMBER 30, 2007

The Fund was launched on February 15, 2007 at $25.00 per share and listed for trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on February 20, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Short Index), the Short Index or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “UDN”), (ii) the Fund’s NAV (as reflected by the graph “UDNNAV”), and (iii) the closing levels of the Index (as reflected by the graph “USDDNX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF UDN, UDNNAV AND USDDNX FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD ENDED SEPTEMBER 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A: -“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the Three Months Ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares decreased 8.42% from $29.45 per share to $26.97 per share. Limited Shares traded from a high of $29.79 per share (+1.15%) on July 15, 2008 to a low of $26.63 (-9.58%) per share on September 11, 2008.

For the Three Months Ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares increased 5.70% from $25.97 per share to $27.45 per share. Limited Shares traded from a low of $26.03 per share (+0.23%) on August 16, 2007 to a high of $27.45 per share (+5.70%) on September 30, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended September 30, 2008, the net asset value of each Limited Share decreased 7.85% from $29.44 per share to $27.13 per share. Strong depreciation in the value of short DX Contracts during the Three Months Ended September 30, 2008 contributed to an 8.01% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended September 30, 2008 was $8.4 million, resulting from $0.3 million of interest income, realized and unrealized losses of $8.6 million and operating expenses of $0.1 million.

For the Three Months Ended September 30, 2007, the net asset value of each Limited Share increased 5.83% from $25.92 per share to $27.43 per share. Strong appreciation in value of short DX Contracts during the Three Months Ended September 30, 2007 contributed to a 5.99% increase in the level of the Short Index-TR.

Net income for the Three Months Ended September 30, 2007 was $2.1 million, resulting from $0.4 million of interest income, realized and unrealized gains of $1.7 million and operating expenses of $0.04 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the Nine Months Ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares decreased 2.21% from $27.58 per share to $26.97 per share. Limited Shares traded from a high of $29.80 per share (+8.05%) on March 17, 2008 to a low of $26.63 (-3.44%) per share on September 11, 2008.

For the Period Ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares increased 9.8% from $25.00 per share to $27.45 per share. Limited Shares traded from a low of $24.93 per share (-0.28%) on February 22, 2007 to a high of $27.45 per share (+9.80%) on September 30, 2007.

Fund Limited Share Net Asset Performance

For the Nine Months Ended September 30, 2008, the net asset value of each Limited Share decreased 1.49% from $27.54 per share to $27.13 per share. Depreciation in the value of short DX Contracts during the Nine Months Ended September 30, 2008 contributed to a 1.15% decrease in the level of the Short Index-TR.

Net loss for the Nine Months Ended September 30, 2008 was $3.8 million, resulting from $1.2 million of interest income, realized and unrealized losses of $4.6 million and operating expenses of $0.4 million.

For the Period Ended September 30, 2007, the net asset value of each Limited Share increased 9.72% from $25.00 per share to $27.43 per share. Strong appreciation in the value of short DX Contracts during the Period Ended September 30, 2007 contributed to a 10.12% increase in the level of the Short Index-TR.

Net income for the Period Ended September 30, 2007 was $2.9 million, resulting from $0.8 million of interest income, realized and unrealized gains of $2.2 million and operating expenses of $0.1 million.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk. Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses at fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	December 2008	$1,268,305	1.17%	7
Aggregate/Total		$1,299,915	1.19%	6

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	March 2008	$564,348	0.73%	7
Aggregate/Total		$564,348	0.73%	7

*

The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “short” side of the market and does not employ “stop-loss” techniques.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, filed March 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-136574-04) was declared effective on February 7, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 was declared effective on November 7, 2007, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-150588-03) was declared effective on May 6, 2008. Accordingly, Registration No. 333-150588-03 also acts as Post-Effective Amendment No. 2 to Registration No. 333-136574-04. Trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) commenced on February 20, 2007.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended September 30, 2008, 3.0 million Limited Shares were created for $85.1 million and 1.8 million Limited Shares were redeemed for $50.1 million. On September 30, 2008, 3.8 million Limited Shares of the Fund were outstanding for a market capitalization of $102.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2008 and September 30, 2007.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2008	1,800,000	$27.83
Three Months Ended September 30, 2007	1,000,000	$26.89

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Managing Director and Chief Executive Officer

Dated: November 3, 2008	By:	/s/ Michael Gilligan
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5