Form 10-Q
period 2015-06-30
POWERSHARES DB US DOLLAR INDEX BEARISH FUND; PowerShares DB US Dollar Index Trust
filed 2015-08-10
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of outstanding Shares as of June 30, 2015: 1,800,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2015

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $35,999,515 and $42,998,109, respectively)	$36,000,596	$42,998,854
Cash held by commodity broker	—	1,829,181
Cash held by custodian	4,198,083	—
Net unrealized appreciation (depreciation) on Currency Futures Contracts	—	(987,014)

Total assets (of which $701,380 and $752,895, respectively is restricted for maintenance margin purposes)	$40,198,679	$43,841,021

Liabilities
Variation margin payable	$298,620	$—
Payable for securities purchased	—	999,913
Management fee payable	24,656	47,093
Brokerage fee payable	4,702	5,311

Total liabilities	327,978	1,052,317

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	886	951
Shareholders’ equity—Shares	39,869,815	42,787,753

Total shareholders’ equity	39,870,701	42,788,704

Total liabilities and equity	$40,198,679	$43,841,021

General Shares outstanding	40	40
Shares outstanding	1,800,000	1,800,000
Net asset value per share
General Shares	$22.15	$23.77
Shares	$22.15	$23.77

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

June 30, 2015

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.005% due July 2, 2015	17.56%	$7,000,000	$7,000,000
U.S. Treasury Bills, 0.005% due July 9, 2015	12.54	5,000,020	5,000,000
U.S. Treasury Bills, 0.000% due July 23, 2015	2.51	1,000,002	1,000,000
U.S. Treasury Bills, 0.015% due July 30, 2015	7.52	2,999,964	3,000,000
U.S. Treasury Bills, 0.015% due August 6, 2015	12.54	5,000,025	5,000,000
U.S. Treasury Bills, 0.015% due September 10, 2015	37.62	15,000,585	15,000,000

Total United States Treasury Obligations (cost $35,999,515)	90.29%	$36,000,596

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index Sep 15 (420 contracts, settlement date September 14, 2015)	(0.43)%	$(170,563)	$(40,177,620)

Total Currency Futures Contracts	(0.43)%	$(170,563)	$(40,177,620)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2014

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.030% due January 2, 2015	2.34%	$1,000,000	$1,000,000
U.S. Treasury Bills, 0.040% due January 8, 2015	11.69	4,999,995	5,000,000
U.S. Treasury Bills, 0.010% due January 22, 2015	23.37	9,999,860	10,000,000
U.S. Treasury Bills, 0.025% due March 12, 2015	37.39	15,999,392	16,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	11.68	4,999,840	5,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	11.68	4,999,855	5,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	2.34	999,912	1,000,000

Total United States Treasury Obligations (cost $42,998,109)	100.49%	$42,998,854

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index Mar 15 (507 contracts, settlement date March 16, 2015)	(2.31)%	$(987,014)	$(45,958,029)

Total Currency Futures Contracts	(2.31)%	$(987,014)	$(45,958,029)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income
Interest Income	$1,859	$5,446	$4,433	$13,678

Expenses
Management Fee	78,907	104,728	153,544	216,916
Brokerage Commissions and Fees	2,354	5,982	4,802	14,261

Total Expenses	81,261	110,710	158,346	231,177

Net investment income (loss)	(79,402)	(105,264)	(153,913)	(217,499)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	206	233	302	576
Currency Futures Contracts	1,839,127	(689,882)	(3,410,252)	(234,075)

Net realized gain (loss)	1,839,333	(689,649)	(3,409,950)	(233,499)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	659	(1,222)	336	(1,346)
Currency Futures Contracts	(625,796)	1,095,374	816,451	602,192

Net change in unrealized gain (loss)	(625,137)	1,094,152	816,787	600,846

Net realized and net change in unrealized gain on United States Treasury Obligations and Currency Futures Contracts	1,214,196	404,503	(2,593,163)	367,347

Net Income (Loss)	$1,134,794	$299,239	$(2,747,076)	$149,848

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at April 1, 2015	40	$860	2,000,000	$43,015,026	$43,015,886

Sale of Shares			200,000	4,433,017	4,433,017

Redemption of Shares			(400,000)	(8,712,996)	(8,712,996)

Net Increase (Decrease) due to Share Transactions			(200,000)	(4,279,979)	(4,279,979)

Net Income (Loss)

Net investment income (loss)		1		(79,403)	(79,402)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		62		1,839,271	1,839,333

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(37)		(625,100)	(625,137)

Net Income (Loss)		26		1,134,768	1,134,794

Net Change in Shareholders’ Equity	—	26	(200,000)	(3,145,211)	(3,145,185)

Balance at June 30, 2015	40	$886	1,800,000	$39,869,815	$39,870,701

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2014

(Unaudited)

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at April 1, 2014	40	$1,082	2,200,000	$59,529,771	$59,530,853

Sale of Shares			—	—	—

Redemption of Shares			(200,000)	(5,458,807)	(5,458,807)

Net Increase (Decrease) due to Share Transactions			(200,000)	(5,458,807)	(5,458,807)

Net Income (Loss)

Net investment income (loss)		(2)		(105,262)	(105,264)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(14)		(689,635)	(689,649)

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		22		1,094,130	1,094,152

Net Income (Loss)		6		299,233	299,239

Net Change in Shareholders’ Equity	—	6	(200,000)	(5,159,574)	(5,159,568)

Balance at June 30, 2014	40	$1,088	2,000,000	$54,370,197	$54,371,285

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2015	40	$951	1,800,000	$42,787,753	$42,788,704

Sale of Shares			600,000	13,185,376	13,185,376

Redemption of Shares			(600,000)	(13,356,303)	(13,356,303)

Net Increase (Decrease) due to Share Transactions			—	(170,927)	(170,927)

Net Income (Loss)

Net investment income (loss)		—		(153,913)	(153,913)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(62)		(3,409,888)	(3,409,950)

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(3)		816,790	816,787

Net Income (Loss)		(65)		(2,747,011)	(2,747,076)

Net Change in Shareholders’ Equity	—	(65)	—	(2,917,938)	(2,918,003)

Balance at June 30, 2015	40	$886	1,800,000	$39,869,815	$39,870,701

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2014	40	$1,084	2,400,000	$65,024,930	$65,026,014

Sale of Shares			—	—	—

Redemption of Shares			(400,000)	(10,804,577)	(10,804,577)

Net Increase (Decrease) due to Share Transactions			(400,000)	(10,804,577)	(10,804,577)

Net Income (Loss)

Net investment income (loss)		(6)		(217,493)	(217,499)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(6)		(233,493)	(233,499)

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		16		600,830	600,846

Net Income (Loss)		4		149,844	149,848

Net Change in Shareholders’ Equity	—	4	(400,000)	(10,654,733)	(10,654,729)

Balance at June 30, 2014	40	$1,088	2,000,000	$54,370,197	$54,371,285

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income (Loss)	$(2,747,076)	$149,848
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(74,996,033)	(108,988,978)
Proceeds from securities sold and matured	80,999,802	116,999,831
Net accretion of discount on United States Treasury Obligations	(4,786)	(13,678)
Net realized (gain) loss on United States Treasury Obligations	(302)	(576)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	(816,787)	(600,846)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	(2,052,858)	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	1,882,295	—
Change in operating receivables and payables:
Variation margin payable	298,620	—
Management fee payable	(22,437)	(8,041)
Brokerage fee payable	(609)	(2,341)

Net cash provided by (used for) operating activities	2,539,829	7,535,219

Cash flows from financing activities:
Proceeds from sale of Shares	13,185,376	—
Redemption of Shares	(13,356,303)	(10,804,577)

Net cash provided by (used for) financing activities	(170,927)	(10,804,577)

Net change in cash	2,368,902	(3,269,358)
Cash at beginning of period (a)	1,829,181	5,020,379

Cash at end of period (a)(b)	$4,198,083	$1,751,021

(a)	Cash at December 31, 2014 and prior reflects cash held by the Commodity Broker.
(b)	Cash at June 30, 2015 reflects cash held by the Custodian.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

June 30, 2015

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

(2) Organization

The Fund, a separate series of the Trust, a Delaware statutory trust organized in two separate series, was formed on August 3, 2006. The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the Agreement. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

This Report covers the three months ended June 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended June 30, 2015” and the “Three Months Ended June 30, 2014”, respectively) and the six months ended June 30, 2015 and 2014 (hereinafter referred to as the “Six Months Ended June 30, 2015” and the “Six Months Ended June 30, 2014”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

(3) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker (as defined below) as margin. The Fund does not borrow money to increase leverage. As of June 30, 2015 and December 31, 2014, the Fund had $701,380 (or 1.74% of its total assets) and $43,841,021 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $701,380 (or 1.74%) and $752,895 (or 1.72%) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s short futures positions on DX Contracts as of June 30, 2015 and December 31, 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the unaudited Schedules of Investments as of June 30, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

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

During the Three Months Ended June 30, 2015 and 2014, the Fund incurred Management Fees of $78,907 and $104,728, respectively. During the Six Months Ended June 30, 2015 and 2014, the Fund incurred Management Fees of $153,544 and $216,916, respectively. As of June 30, 2015 and December 31, 2014, Management Fees payable were $24,656 and $47,093, respectively.

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

During the Three Months Ended June 30, 2015 and 2014, the Fund incurred brokerage fees of $2,354 and $5,982, respectively. During the Six Months Ended June 30, 2015 and 2014, the Fund incurred brokerage fees of $4,802 and $14,261, respectively. As of June 30, 2015 and December 31, 2014, brokerage fees payable were $4,702 and $5,311, respectively.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

As of December 31, 2014, the Fund held $1,829,181 of cash and $42,998,854 of United States Treasury Obligations at the Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $500,000 of cash and $35,999,668 of United States Treasury Obligations from the Commodity Broker to the Custodian. The Fund’s open positions of currency futures contracts remained with the Commodity Broker as well as $4,000,000 of United States Treasury Obligations to satisfy maintenance margin requirements and $2,052,858 of cash to satisfy variation margin requirements for open currency futures contracts. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts. The cumulative amount of cash transferred to the Commodity Broker as of June 30, 2015 approximates the net unrealized appreciation (depreciation) on currency futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of June 30, 2015, the Fund had $39,198,679 (or 97.51% of total assets) of its holdings of cash and United States Treasury Obligations held with Custodian. No assets were held at the Custodian on December 31, 2014.

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

Marketing Agent

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. as the marketing agent (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the DBIQ and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ.

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

June 30, 2015

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

U.S. GAAP establishes a hierarchy that prioritizes the inputs to valuation methods, giving the highest priority to readily available unadjusted quoted prices in an active market for identical assets (Level 1) and the lowest priority to significant unobservable inputs (Level 3), generally when market prices are not readily available or are unreliable. Based on the valuation inputs, the securities or other investments are tiered into one of three levels. Changes in valuation methods or market conditions may result in transfers in or out of an investment’s assigned level:

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Evaluated quotes provided by the pricing service may be determined without exclusive reliance on quoted prices, and may reflect appropriate factors such as developments related to specific securities, yield, quality, type of issue, coupon rate, maturity, individual trading characteristics and other market data. All debt obligations involve some risk of default with respect to interest and/or principal payments.

The levels assigned to the securities valuations may not be an indication of the risk or liquidity associated with investing in those securities. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

The following is a summary of the tiered valuation input levels as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$36,000,596	$—	$36,000,596
Currency Futures Contracts (a)	$(170,563)	$—	$—	$(170,563)

(a)	Unrealized appreciation/ (depreciation).

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Effective on the Closing Date, the Managing Owner evaluated the classification of the Fund’s investments, and elected to reflect United States Treasury Obligations as Level 2.

The following is a summary of the tiered valuation input levels as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$42,998,854	$—	$—	$42,998,854
Currency Futures Contracts (a)	$(987,014)	$—	$—	$(987,014)

(a)	Unrealized appreciation/ (depreciation).

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its excess cash deposited with the Commodity Broker.

(e) Deposits with Custodian

The combination of the Fund’s deposits with its Custodian of cash and United States Treasury Obligations represents the Fund’s overall assets held with its Custodian.

(f) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Fund’s Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations. As of June 30, 2015, there were no payables or receivables outstanding for securities purchased or sold. The Fund purchased $1,000,000 face amount of United States Treasury Obligations valued at $999,913 which was recorded as payable for securities purchased as of December 31, 2014.

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statement of Financial Condition.

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

(j) Currency Futures Contracts

All currency futures contracts are held and used for trading purposes. Currency futures contracts are recorded on a trade date. Open contracts are recorded in the Statement of Financial Condition at fair value on trade date and on each successive date as well as on the last business day of each of the periods presented. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statement of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

The Fair Value of Derivative Instruments is as follows:

	June 30, 2015(a)		December 31, 2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(170,563)	$—	$(987,014)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the June 30, 2015 Statement of Financial Condition.

(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on currency futures contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,839,127	$(689,882)
	Net Change in Unrealized Gain (Loss)	(625,796)	1,095,374

Total		$1,213,331	$405,492

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(3,410,252)	$(234,075)
	Net Change in Unrealized Gain (Loss)	816,451	602,192

Total		$(2,593,801)	$368,117

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Currency Futures Contracts
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Average Notional Value	$(38,374,280)	$(58,177,327)	$(42,073,866)	$(59,912,496)

The Fund utilizes derivative instruments to achieve its investment objective. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2015, net by contract:

	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Liabilities
Currency Futures Contracts	$(170,563)	$—	$(170,563)	$170,563	$—	$—

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

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
(b)

As of June 30, 2015 and December 31, 2014, a portion of the Fund’s cash and U.S. Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the Statement of Income and Expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00 and $12.00 per round-turn trade during the Three and Six Months Ended June 30, 2015 and 2014, respectively.

(l) Routine Operational, Administrative and Other Ordinary Expenses

After the Closing Date, the Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Prior to the Closing Date, the Predecessor Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund. Accordingly, all such expenses are not reflected in the Statement of Income and Expenses of the Fund.

(m) Organizational and Offering Costs

All organizational and offering expenses (including continuous offering expenses for the offering of Shares) incurred by the Fund were assumed by either the Predecessor Managing Owner or the Managing Owner. The Fund is not responsible to either the Predecessor Managing Owner or the Managing Owner for the reimbursement of organizational and offering costs (including continuous offering expenses for the offering of Shares).

(n) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Six Months Ended June 30, 2015 and 2014, the Fund did not incur such expenses.

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

June 30, 2015

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

June 30, 2015

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

No distributions were paid for the Three and Six Months Ended June 30, 2015 or 2014.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2015 and December 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Six Months Ended June 30, 2015 and 2014. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Asset Value
Net asset value per Share, beginning of period	$21.51	$27.06	$23.77	$27.09
Net realized and change in unrealized gain (loss) from United States Treasury Obligations and Currency Futures Contracts	0.68	0.18	(1.54)	0.20
Net investment income (loss) (a)	(0.04)	(0.05)	(0.08)	(0.10)

Net income (loss)	0.64	0.13	(1.62)	0.10

Net asset value per Share, end of period	$22.15	$27.19	$22.15	$27.19

Market value per Share, beginning of period (b)	$21.50	$27.06	$23.77	$27.06

Market value per Share, end of period (b)	$22.14	$27.19	$22.14	$27.19

Ratio to average Net Assets *
Net investment income (loss)	(0.76)%	(0.75)%	(0.76)%	(0.75)%

Total expenses	0.78%	0.79%	0.78%	0.80%

Total Return, at net asset value **	2.98%	0.48%	(6.81)%	0.37%

Total Return, at market value **	2.98%	0.48%	(6.86)%	0.48%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, ABN AMRO Clearing Chicago (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. has executed a Participant Agreement and are the only Authorized Participants.

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

The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury over its expenses.

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

Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index.

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

Performance Summary

This Report covers the three months ended June 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended June 30, 2015” and the “Three Months Ended June 30, 2014”, respectively) and the six months ended June 30, 2015 and 2014 (hereinafter referred to as the “Six Months Ended June 30, 2015” and the “Six Months Ended June 30, 2014”, respectively).

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

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index — Total Return and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2015 and 2014” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index — Total Return and Underlying DX Contract

Returns for the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
Underlying Index	2015	2014	2015	2014
DX Contract	3.18%	0.65%	(6.27)%	0.72%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined. The Managing Owner may use good faith fair value methodologies in instances where the settlement price is not available. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which may be used as margin for the Fund’s trading in currency futures contracts. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Fund’s Commodity Broker to meet margin requirements. All remaining cash and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $2.5 million and $7.5 million for the Six Months Ended June 30, 2015 and 2014, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statement of Financial Condition.

During the Six Months Ended June 30, 2015, $75.0 million was paid to purchase United States Treasury Obligations and $81.0 million was received from sales and maturing United States Treasury Obligations. During the Six Months Ended June 30, 2014, $109.0 million was paid to purchase United States Treasury Obligations and $117.0 million was received from sales and maturing United States Treasury Obligations. Net change in unrealized appreciation/depreciation on United States Treasury Obligations and currency futures contracts increased (decreased) net cash provided by (used for) operating activities by $(0.8) million and $(0.6) million during the Six Months Ended June 30, 2015 and 2014, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(0.2) million and $(10.8) million during the Six Months Ended June 30, 2015 and 2014, respectively. This included $13.2 million and $0 million from the sale of Shares to Authorized Participants and $13.4 million and $10.8 million from Shares redeemed by Authorized Participants during the Six Months Ended June 30, 2015 and 2014, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

COMPARISON OF UDN, UDNNV AND USDDNX FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

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

THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Fund Share Price Performance

For the Three Months Ended June 30, 2015, the NYSE Arca market value of each Share increased 2.98% from $21.50 per Share to $22.14 per Share. The Share price low and high for the Three Months Ended June 30, 2015 and related change from the Share price on March 31, 2015 was as follows: Shares traded from a low of $21.28 per Share (-1.02%) on April 13, 2015, to a high of $22.62 per Share (+5.19%) on May 15, 2015.

For the Three Months Ended June 30, 2014, the NYSE Arca market value of each Share increased 0.48% from $27.06 per Share to $27.19 per Share. The Share price low and high for the Three Months Ended June 30, 2014 and related change from the Share price on March 31, 2014 was as follows: Shares traded from a low of $26.82 per Share (-0.87%) on June 10, 2014, to a high of $27.44 per Share (+1.40%) on May 6, 2014.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2015, the net asset value of each Share increased 2.98% from $21.51 per Share to $22.15 per Share. Appreciation in the price of the short DX Contracts during the Three Months Ended June 30, 2015 contributed to a 3.18% increase in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended June 30, 2015 was $1.1 million, primarily resulting from net realized gain (loss) of $1.8 million, net change in unrealized gain (loss) of $(0.6) million and operating expenses of $0.1 million.

For the Three Months Ended June 30, 2014, the net asset value of each Share increased 0.48% from $27.06 per Share to $27.19 per Share. Appreciation in the price of the short DX Contracts during the Three Months Ended June 30, 2014 contributed to a 0.65% increase in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended June 30, 2014 was $0.3 million, primarily resulting from net realized gain (loss) of $(0.7) million, net change in unrealized gain (loss) of $1.1 million and operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Fund Share Price Performance

For the Six Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 6.86% from $23.77 per Share to $22.14 per Share. The Share price low and high for the Six Months Ended June 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a high of $23.55 per Share (-0.93%) on January 3, 2015, to a low of $21.11 per Share (-11.19%) on March 13, 2015.

For the Six Months Ended June 30, 2014, the NYSE Arca market value of each Share increased 0.48% from $27.06 per Share to $27.19 per Share. The Share price low and high for the Six Months Ended June 30, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a low of $26.66 per Share (-1.48%) on January 31, 2014, to a high of $27.44 per Share (+1.39%) on May 6, 2014.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2015, the net asset value of each Share decreased 6.81% from $23.77 per Share to $22.15 per Share. Depreciation in the price of the short DX Contracts during the Six Months Ended June 30, 2015 contributed to a 6.27% decrease in the level of the Short Index-TR.

Net income (loss) for the Six Months Ended June 30, 2015 was $(2.7) million, primarily resulting from net realized gain (loss) of $(3.4) million, net change in unrealized gain (loss) of $0.8 million and operating expenses of $0.2 million.

For the Six Months Ended June 30, 2014, the net asset value of each Share increased 0.37% from $27.09 per Share to $27.19 per Share. Appreciation in the price of the short DX Contracts during the Six Months Ended June 30, 2014 contributed to a 0.72% increase in the level of the Short Index-TR.

Net income (loss) for the Six Months Ended June 30, 2014 was $0.1 million, primarily resulting from net realized gain (loss) of $(0.2) million, net change in unrealized gain (loss) of $0.6 million and operating expenses of $0.2 million.

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

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position. The Managing Owner expects the risk of loss to be remote.

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

The Fund is designed to replicate positions in a currency futures index. The market sensitive instruments held by it are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is primarily influenced by changes in the prices of currencies.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Six Months Ended June 30, 2015 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$39,870,701	0.44%	$411,750	18

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2014.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$42,788,704	0.33%	$326,714	13

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2015:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2015 to April 30, 2015	200,000	$21.75
May 1, 2015 to May 31, 2015	200,000	$21.82
June 1, 2015 to June 30, 2015	—	$—

Total	400,000	$21.78

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund — June 30, 2015 (unaudited) and December 31, 2014, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund — June 30, 2015, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund — December 31, 2014, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund — Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and 2014, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund — Three Months Ended June 30, 2015, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund — Three Months Ended June 30, 2014, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund — Six Months Ended June 30, 2015, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund — Six Months Ended June 30, 2014, (ix) the Unaudited Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund — Six Months Ended June 30, 2015 and 2014, and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By:	Invesco PowerShares Capital Management LLC, its Managing Owner

By:	/S/ ANDREW SCHLOSSBERG
Name: Title:	Andrew Schlossberg Principal Executive Officer

Dated: August 10, 2015	By:	/S/ STEVEN HILL
	Name: Title:	Steven Hill Principal Financial and Accounting Officer, Investment Pools