Form 10-Q
period 2015-09-30
POWERSHARES DB US DOLLAR INDEX BEARISH FUND; PowerShares DB US Dollar Index Trust
filed 2015-11-06
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of outstanding Shares as of September 30, 2015: 2,400,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2015

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2015 and December 31, 2014

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $35,998,636 and $42,998,109, respectively)	$36,001,430	$42,998,854
Cash held by commodity broker	—	1,829,181
Cash held by custodian	17,010,807	—
Net unrealized appreciation (depreciation) on Currency Futures Contracts	—	(987,014)

Total assets (of which $1,728,303 and $752,895, respectively is restricted for maintenance margin purposes)	$53,012,237	$43,841,021

Liabilities
Variation margin payable	$271,746	$—
Payable for securities purchased	—	999,913
Management fee payable	25,616	47,093
Brokerage fee payable	4,884	5,311

Total liabilities	302,246	1,052,317

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	878	951
Shareholders’ equity—Shares	52,709,113	42,787,753

Total shareholders’ equity	52,709,991	42,788,704

Total liabilities and equity	$53,012,237	$43,841,021

General Shares outstanding	40	40
Shares outstanding	2,400,000	1,800,000
Net asset value per share
General Shares	$21.96	$23.77
Shares	$21.96	$23.77

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

September 30, 2015

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations(a)(b)
U.S. Treasury Bills, 0.015% due October 1, 2015	17.07%	$9,000,000	$9,000,000
U.S. Treasury Bills, 0.005% due October 8, 2015	7.59	4,000,016	4,000,000
U.S. Treasury Bills, 0.000% due October 15, 2015	1.90	1,000,022	1,000,000
U.S. Treasury Bills, 0.000% due October 29, 2015	3.79	2,000,032	2,000,000
U.S. Treasury Bills, 0.075% due November 5, 2015	9.49	5,000,115	5,000,000
U.S. Treasury Bills, 0.075% due December 10, 2015	28.46	15,001,245	15,000,000

Total United States Treasury Obligations (cost $35,998,636)	68.30%	$36,001,430

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index (558 contracts, settlement date December 14, 2015)	(0.62)%	$(328,130)	$(53,835,840)

Total Currency Futures Contracts	(0.62)%	$(328,130)	$(53,835,840)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2014

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.030% due January 2, 2015	2.34%	$1,000,000	$1,000,000
U.S. Treasury Bills, 0.040% due January 8, 2015	11.69	4,999,995	5,000,000
U.S. Treasury Bills, 0.010% due January 22, 2015	23.37	9,999,860	10,000,000
U.S. Treasury Bills, 0.025% due March 12, 2015	37.39	15,999,392	16,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	11.68	4,999,840	5,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	11.68	4,999,855	5,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	2.34	999,912	1,000,000

Total United States Treasury Obligations (cost $42,998,109)	100.49%	$42,998,854

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as a margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index Mar 15 (507 contracts, settlement date March 16, 2015)	(2.31)%	$(987,014)	$(45,958,029)

Total Currency Futures Contracts	(2.31)%	$(987,014)	$(45,958,029)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income
Interest Income	$1,983	$3,720	$6,769	$17,398

Expenses
Management Fee	75,768	97,243	229,312	314,160
Brokerage Commissions and Fees	1,998	10,483	6,800	24,744
Interest Expense(a)	284	—	637	—

Total Expenses	78,050	107,726	236,749	338,904

Net investment income (loss)	(76,067)	(104,006)	(229,980)	(321,506)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	75	302	651
Currency Futures Contracts	(126,489)	(2,343,054)	(3,536,741)	(2,577,129)

Net realized gain (loss)	(126,489)	(2,342,979)	(3,536,439)	(2,576,478)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,713	(428)	2,049	(1,774)
Currency Futures Contracts	(157,567)	(1,561,286)	658,884	(959,094)

Net change in unrealized gain (loss)	(155,854)	(1,561,714)	660,933	(960,868)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	(282,343)	(3,904,693)	(2,875,506)	(3,537,346)

Net Income (Loss)	$(358,410)	$(4,008,699)	$(3,105,486)	$(3,858,852)

(a)	Interest expense for the periods ended September 30, 2015 represents interest expense on overdraft balances. These amounts are included in Interest Income for the periods ended September 30, 2014.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2015	40	$886	1,800,000	$39,869,815	$39,870,701

Sale of Shares			600,000	13,197,700	13,197,700

Redemption of Shares			—	—	—

Net Increase (Decrease) due to Share Transactions			600,000	13,197,700	13,197,700

Net Income (Loss)

Net investment income (loss)		(5)		(76,062)	(76,067)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(21)		(126,468)	(126,489)

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		18		(155,872)	(155,854)

Net Income (Loss)		(8)		(358,402)	(358,410)

Net Change in Shareholders’ Equity	—	(8)	600,000	12,839,298	12,839,290

Balance at September 30, 2015	40	$878	2,400,000	$52,709,113	$52,709,991

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2014

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2014	40	$1,088	2,000,000	$54,370,197	$54,371,285

Sale of Shares			—	—	—

Redemption of Shares			(200,000)	(5,156,825)	(5,156,825)

Net Increase (Decrease) due to Share Transactions			(200,000)	(5,156,825)	(5,156,825)

Net Income (Loss)

Net investment income (loss)		(2)		(104,004)	(104,006)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(49)		(2,342,930)	(2,342,979)

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(33)		(1,561,681)	(1,561,714)

Net Income (Loss)		(84)		(4,008,615)	(4,008,699)

Net Change in Shareholders’ Equity	—	(84)	(200,000)	(9,165,440)	(9,165,524)

Balance at September 30, 2014	40	$1,004	1,800,000	$45,204,757	$45,205,761

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2015	40	$951	1,800,000	$42,787,753	$42,788,704

Sale of Shares			1,200,000	26,383,076	26,383,076

Redemption of Shares			(600,000)	(13,356,303)	(13,356,303)

Net Increase (Decrease) due to Share Transactions			600,000	13,026,773	13,026,773

Net Income (Loss)

Net investment income (loss)		(5)		(229,975)	(229,980)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(83)		(3,536,356)	(3,536,439)

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		15		660,918	660,933

Net Income (Loss)		(73)		(3,105,413)	(3,105,486)

Net Change in Shareholders’ Equity	—	(73)	600,000	9,921,360	9,921,287

Balance at September 30, 2015	40	$878	2,400,000	$52,709,113	$52,709,991

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2014

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2014	40	$1,084	2,400,000	$65,024,930	$65,026,014

Sale of Shares			—	—	—

Redemption of Shares			(600,000)	(15,961,401)	(15,961,401)

Net Increase (Decrease) due to Share Transactions			(600,000)	(15,961,401)	(15,961,401)

Net Income (Loss)

Net investment income (loss)		(7)		(321,499)	(321,506)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(53)		(2,576,425)	(2,576,478)

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(20)		(960,848)	(960,868)

Net Income (Loss)		(80)		(3,858,772)	(3,858,852)

Net Change in Shareholders’ Equity	—	(80)	(600,000)	(19,820,173)	(19,820,253)

Balance at September 30, 2014	40	$1,004	1,800,000	$45,204,757	$45,205,761

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net Income (Loss)	$(3,105,486)	$(3,858,852)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(110,993,170)	(155,986,158)
Proceeds from securities sold and matured	116,999,801	170,999,779
Net accretion of discount on United States Treasury Obligations	(6,769)	(17,398)
Net realized (gain) loss on United States Treasury Obligations	(302)	(651)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	(660,933)	960,868
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	(2,052,858)	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	1,724,728	—
Change in operating receivables and payables:
Variation margin payable	271,746	—
Management fee payable	(21,477)	(12,062)
Brokerage fee payable	(427)	2,819

Net cash provided by (used for) operating activities	2,154,853	12,088,345

Cash flows from financing activities
Proceeds from sale of Shares	26,383,076	—
Redemption of Shares	(13,356,303)	(15,961,401)

Net cash provided by (used for) financing activities	13,026,773	(15,961,401)

Net change in cash held	15,181,626	(3,873,056)
Cash at beginning of period(a)	1,829,181	5,020,379

Cash at end of period(a)(b)	$17,010,807	$1,147,323

(a)	Cash at December 31, 2014 and prior reflects cash held by the Commodity Broker.
(b)	Cash at September 30, 2015 reflects cash held by the Custodian.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2015

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

This Report covers the three months ended September 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended September 30, 2015” and the “Three Months Ended September 30, 2014”, respectively) and the nine months ended September 30, 2015 and 2014 (hereinafter referred to as the “Nine Months Ended September 30, 2015” and the “Nine Months Ended September 30, 2014”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

(3) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess Return (the “Short Index” or the “Index”) over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

The Fund holds United States Treasury Obligations for deposit with the Commodity Broker (as defined below) as margin. The Fund does not borrow money to increase leverage. As of September 30, 2015 and December 31, 2014, the Fund had $1,728,303 (or 3.26% of its total assets) and $43,841,021 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $1,728,303 (or 3.26% of its total assets) and $752,895 (or 1.72% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s short futures positions on DX Contracts as of September 30, 2015 and December 31, 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the unaudited Schedules of Investments as of September 30, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

(4) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Trust (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund (the “Management Fee”). From inception up to and excluding the Closing Date, all Management Fees were payable to the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

During the Three Months Ended September 30, 2015 and 2014, the Fund incurred Management Fees of $75,768 and $97,243, respectively. During the Nine Months Ended September 30, 2015 and 2014, the Fund incurred Management Fees of $229,312 and $314,160, respectively. As of September 30, 2015 and December 31, 2014, Management Fees payable were $25,616 and $47,093, respectively.

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

During the Three Months Ended September 30, 2015 and 2014, the Fund incurred brokerage fees of $1,998 and $10,483, respectively. During the Nine Months Ended September 30, 2015 and 2014, the Fund incurred brokerage fees of $6,800 and $24,744, respectively. As of September 30, 2015 and December 31, 2014, brokerage fees payable were $4,884 and $5,311, respectively.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

As of December 31, 2014, the Fund held $1,829,181 of cash and $42,998,854 of United States Treasury Obligations at the Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $500,000 of cash and $35,999,668 of United States Treasury Obligations from the Commodity Broker to the Custodian. The Fund’s open positions of currency futures contracts remained with the Commodity Broker as well as $4,000,000 of United States Treasury Obligations to satisfy maintenance margin requirements and $2,052,858 of cash to satisfy variation margin requirements for open currency futures contracts. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts. The cumulative amount of cash transferred to the Commodity Broker as of September 30, 2015 approximates the net unrealized appreciation (depreciation) on currency futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of September 30, 2015, the Fund had $51,012,188 (or 96.23% of total assets) of its holdings of cash and United States Treasury Obligations held with the Custodian. No assets were held at the Custodian on December 31, 2014.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Marketing Agent

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. as the marketing agent (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the DBIQ indices and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices.

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

September 30, 2015

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

The following is a summary of the tiered valuation input levels as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$36,001,430	$—	$36,001,430
Currency Futures Contracts (a)	$(328,130)	$—	$—	$(328,130)

(a)	Unrealized appreciation/(depreciation).

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Effective on the Closing Date, the Managing Owner evaluated the classification of the Fund’s investments, and elected to reflect United States Treasury Obligations as Level 2. As a result, United States Treasury Obligations were transferred from Level 1 to Level 2.

The following is a summary of the tiered valuation input levels as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$42,998,854	$—	$—	$42,998,854
Currency Futures Contracts (a)	$(987,014)	$—	$—	$(987,014)

(a)	Unrealized appreciation/(depreciation).

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

(e) Deposits with Custodian

The combination of the Fund’s deposits with its Custodian of cash and United States Treasury Obligations represents the Fund’s overall assets held with its Custodian.

(f) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Realized gains or losses on sales are computed on the basis of specific identification of the securities sold. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations. As of September 30, 2015, there were no payables or receivables outstanding for securities purchased or sold. The Fund purchased $1,000,000 face amount of United States Treasury Obligations valued at $999,913 which was recorded as payable for securities purchased as of December 31, 2014.

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statement of Financial Condition.

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased.

(h) Receivable/(Payable) for Shares Issued and Redeemed

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2012.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

(j) Currency Futures Contracts

All currency futures contracts are held and used for trading purposes. Currency futures contracts are recorded on a trade date. Open contracts are recorded in the Statements of Financial Condition at fair value on trade date and on each successive date as well as on the last business day of each of the periods presented. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

The Fair Value of Derivative Instruments is as follows:

	September 30, 2015(a)		December 31, 2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(328,130)	$—	$(987,014)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the September 30, 2015 Statement of Financial Condition.

(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on Currency Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(126,489)	$(2,343,054)
	Net Change in Unrealized Gain (Loss)	(157,567)	(1,561,286)

Total		$(284,056)	$(3,904,340)

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(3,536,741)	$(2,577,129)
	Net Change in Unrealized Gain (Loss)	658,884	(959,094)

Total		$(2,877,857)	$(3,536,223)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Currency Futures Contracts
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Average Notional Value	$(43,799,130)	$(53,402,900)	$(42,953,597)	$(57,888,721)

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

The Fund utilizes derivative instruments to achieve its investment objective. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2015, net by contract:

	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Liabilities
Currency Futures Contracts	$(328,130)	$—	$(328,130)	$328,130	$—	$—

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
(b)

As of September 30, 2015 and December 31, 2014, a portion of the Fund’s cash and U.S. Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00 and $12.00 per round-turn trade during the Three and Nine Months Ended September 30, 2015 and 2014, respectively.

(l) Routine Operational, Administrative and Other Ordinary Expenses

After the Closing Date, the Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Prior to the Closing Date, the Predecessor Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund. Accordingly, such expenses are not reflected in the Statements of Income and Expenses of the Fund.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

(n) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2015 and 2014, the Fund did not incur such expenses.

(6) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss in excess of the amounts shown on the Statements of Financial Condition. The financial instruments used by the Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

(7) Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator who serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. As provided below, the creation order settlement date may occur up to three business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern time, on the business day immediately following the creation order date at the applicable net asset value per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to three business days after the creation order date. By placing a creation order, and prior to receipt of the Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

Creation orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) (the “CNS Clearing Process”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to three business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to three business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Redemption orders may be placed either (i) through the CNS Clearing Process or (ii) if outside the CNS Clearing Process, only through the DTC Process, or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2015 or 2014.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2015 and December 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2015

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2015 and 2014. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Asset Value
Net asset value per Share, beginning of period	$22.15	$27.19	$23.77	$27.09
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	(0.15)	(2.03)	(1.69)	(1.83)
Net investment income (loss) (a)	(0.04)	(0.05)	(0.12)	(0.15)

Net income (loss)	(0.19)	(2.08)	(1.81)	(1.98)

Net asset value per Share, end of period	$21.96	$25.11	$21.96	$25.11

Market value per Share, beginning of period(b)	$22.14	$27.19	$23.77	$27.06

Market value per Share, end of period(b)	$21.97	$25.12	$21.97	$25.12

Ratio to average Net Assets*
Net investment income (loss)	(0.75)%	(0.81)%	(0.75)%	(0.77)%

Total expenses	0.77%	0.83%	0.78%	0.81%

Total Return, at net asset value **	(0.86)%	(7.65)%	(7.61)%	(7.31)%

Total Return, at market value **	(0.77)%	(7.61)%	(7.57)%	(7.17)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosure and/or adjustment to the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB US Dollar Index Bearish Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (“Invesco”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

On October 24, 2014, DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS agreed to transfer and sell to Invesco all of DBCS’ interests in PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust, and the Trust’s two separate series, one of which is PowerShares DB US Dollar Index Bearish Fund (the “Fund”), including the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets of DBCS pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, ABN AMRO Clearing Chicago (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement and are the only Authorized Participants.

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

The following table reflects the index base weights (the “Index Base Weights”) of each Index Currency as of March 1973 with respect to the USDX®:

Index Currency	Index Base Weight (%)
Euro	57.60%
Japanese Yen	13.60
British Pound	11.90
Canadian Dollar	9.10
Swedish Krona	4.20
Swiss Franc	3.60

Closing Level at Inception:	100.00%

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

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of short positions in the first to expire DX Contracts relative to the value of the dollar as of December 31, 1986 (the “Base Date”), which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

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

General

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Trust (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended September 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended September 30, 2015” and the “Three Months Ended September 30, 2014”, respectively) and the nine months ended September 30, 2015 and 2014 (hereinafter referred to as the “Nine Months Ended September 30, 2015” and the “Nine Months Ended September 30, 2014”, respectively).

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

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index — Total Return and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2015 and 2014” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index — Total Return and Underlying DX Contract

Returns for the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
Underlying Index	2015	2014	2015	2014
DX Contract	(0.65)%	(7.27)%	(6.88)%	(6.61)%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable primary exchange on the date with respect to which net asset value is being determined. The Managing Owner may use good faith fair value methodologies in instances where the settlement price is not available. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which may be used as margin for the Fund’s trading in currency futures contracts. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. All remaining cash and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

The Fund’s currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, currency exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although the DX Contracts that the Fund invests in are not currently subject to daily limits, the DX Contracts held by the Fund could become subject to such limits in the future. Such market conditions could prevent the Fund from promptly liquidating its currency futures positions.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including the Commodity Broker and/or exchange clearinghouses) to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to three business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to three business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Redemption orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) (the “CNS Clearing Process”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order and such fee is not borne by the Fund.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $2.2 million and $12.1 million for the Nine Months Ended September 30, 2015 and 2014, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition.

During the Nine Months Ended September 30, 2015, $111.0 million was paid to purchase United States Treasury Obligations and $117.0 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2014, $156.0 million was paid to purchase United States Treasury Obligations and $171.0 million was received from sales and maturing United States Treasury Obligations. Net change in unrealized appreciation/depreciation on United States Treasury Obligations and Currency Futures Contracts increased (decreased) net cash provided by (used for) operating activities by $(0.7) million and $1.0 million during the Nine Months Ended September 30, 2015 and 2014, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $13.0 million and $(16.0) million during the Nine Months Ended September 30, 2015 and 2014, respectively. This included $26.4 million and $0 million from the sale of Shares to Authorized Participants and $13.4 million and $16.0 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2015 and 2014, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

COMPARISON OF UDN, UDNNV AND USDDNX FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Fund Share Price Performance

For the Three Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 0.77% from $22.14 per Share to $21.97 per Share. The Share price high and low for the Three Months Ended September 30, 2015 and related change from the Share price on June 30, 2015 was as follows: Shares traded from a low of $21.56 per Share (-2.64%) on July 20, 2015, to a high of $22.67 per Share (+2.39%) on August 24, 2015.

For the Three Months Ended September 30, 2014, the NYSE Arca market value of each Share decreased 7.61% from $27.19 per Share to $25.12 per Share. The Share price high and low for the Three Months Ended September 30, 2014 and related change from the Share price on June 30, 2014 was as follows: Shares traded from a high of $27.17 per Share (-0.06%) on July 1, 2014, to a low of $25.12 per Share (-7.61%) on September 30, 2014.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2015, the net asset value of each Share decreased 0.86% from $22.15 per Share to $21.96 per Share. Depreciation in the price of the short DX Contracts during the Three Months Ended September 30, 2015 contributed to a 0.65% decrease in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended September 30, 2015 was $(0.4) million, primarily resulting from net realized gain (loss) of $(0.1) million, net change in unrealized gain (loss) of $(0.2) million and operating expenses of $0.1 million.

For the Three Months Ended September 30, 2014, the net asset value of each Share decreased 7.65% from $27.19 per Share to $25.11 per Share. Depreciation in the price of the short DX Contracts during the Three Months Ended September 30, 2014 contributed to a 7.27% decrease in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended September 30, 2014 was $(4.0) million, primarily resulting from net realized gain (loss) of $(2.3) million, net change in unrealized gain (loss) of $(1.6) million and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Fund Share Price Performance

For the Nine Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 7.57% from $23.77 per Share to $21.97 per Share. The Share price high and low for the Nine Months Ended September 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a high of $23.55 per Share (-0.93%) on January 2, 2015, to a low of $21.11 per Share (-11.19%) on March 13, 2015.

For the Nine Months Ended September 30, 2014, the NYSE Arca market value of each Share decreased 7.17% from $27.06 per Share to $25.12 per Share. The Share price high and low for the Nine Months Ended September 30, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a high of $27.44 per Share (+1.39%) on May 6, 2014, to a low of $25.12 per Share (-7.19%) on September 30, 2014.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2015, the net asset value of each Share decreased 7.61% from $23.77 per Share to $21.96 per Share. Depreciation in the price of the short DX Contracts during the Nine Months Ended September 30, 2015 contributed to a 6.88% decrease in the level of the Short Index-TR.

Net income (loss) for the Nine Months Ended September 30, 2015 was $(3.1) million, primarily resulting from net realized gain (loss) of $(3.5) million, net change in unrealized gain (loss) of $0.7 million and operating expenses of $0.2 million.

For the Nine Months Ended September 30, 2014, the net asset value of each Share decreased 7.31% from $27.09 per Share to $25.11 per Share. Depreciation in the price of the short DX Contracts during the Nine Months Ended September 30, 2014 contributed to a 6.61% decrease in the level of the Short Index-TR.

Net income (loss) for the Nine Months Ended September 30, 2014 was $(3.9) million, primarily resulting from net realized gain (loss) of $(2.6) million, net change in unrealized gain (loss) of $(1.0) million and operating expenses of $0.3 million.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

Value at risk (VaR), is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (one day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Nine Months Ended September 30, 2015 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$52,709,991	0.49%	$600,511	18

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2014.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$42,788,704	0.33%	$326,714	13

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2015:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2015 to July 31, 2015	—	$—
August 1, 2015 to August 31, 2015	—	$—
September 1, 2015 to September 30, 2015	—	$—

Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund — September 30, 2015 and December 31, 2014 (Unaudited), (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund — September 30, 2015 (Unaudited), (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund — December 31, 2014 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund — For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund — For the Three Months Ended September 30, 2015 (Unaudited), (vi) the Statements of Change in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund — For the Three Months Ended September 30, 2014 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund — For the Nine Months Ended September 30, 2015 (Unaudited), (viii) the Statements of Change in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund — For the Nine Months Ended September 30, 2014 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund — For the Nine Months Ended September 30, 2015 and 2014 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund — September 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By:	Invesco PowerShares Capital Management LLC, its Managing Owner

	By:	/S/ ANDREW SCHLOSSBERG
	Name:	Andrew Schlossberg
	Title:	Principal Executive Officer

Dated: November 6, 2015	By:	/S/ STEVEN HILL
	Name:	Steven Hill
	Title:	Principal Financial and Accounting Officer, Investment Pools