Form 10-Q
period 2016-03-31
POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2016-05-10
CIK 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of outstanding Shares as of March 31, 2016: 2,200,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
United States Treasury Obligations, at fair value (cost $ 45,977,466 and $36,491,937, respectively)(a)	$45,986,739	$36,495,207
Cash held by custodian	3,085,741	6,561,288
Variation margin receivable	120,982	—
Total assets	$49,193,462	$43,056,495
Liabilities
Variation margin payable	$-	$156,009
Payable for shares redeemed	-	4,301,764
Management fee payable	30,661	29,062
Brokerage fee payable	4,584	3,883
Total liabilities	35,245	4,490,718
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity - General Shares	894	857
Shareholders' equity - Shares	49,157,323	38,564,920
Total shareholders' equity	49,158,217	38,565,777
Total liabilities and equity	$49,193,462	$43,056,495
General Shares outstanding	40	40
Shares outstanding	2,200,000	1,800,000

Net asset value per Share	$22.34	$21.42
Market value per Share	$22.34	$21.43

(a)	$1,999,414 and $1,843,588, respectively is restricted for maintenance margin purposes.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

March 31, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Fair Value	Face Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.275% due April 7, 2016	8.14%	$3,999,928	$4,000,000
U.S. Treasury Bills, 0.200% due April 28, 2016	14.24	6,999,132	7,000,000
U.S. Treasury Bills, 0.325% due June 2, 2016(b)	52.87	25,993,214	26,000,000
U.S. Treasury Bills, 0.235% due July 7, 2016	18.30	8,994,465	9,000,000
Total United States Treasury Obligations (cost $45,977,466)	93.55%	$45,986,739

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	All or a portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index (502 contracts, settlement date June 13, 2016)	2.35%	$1,156,653	$(47,478,156)
Total Currency Futures Contracts	2.35%	$1,156,653	$(47,478,156)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2015

(Unaudited)

Description	Percentage of Shareholders' Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.205% due January 14, 2016	9.07%	$3,499,902	$3,500,000
U.S. Treasury Bills, 0.170% due January 28, 2016	19.45	7,499,385	7,500,000
U.S. Treasury Bills, 0.135% due February 11, 2016	20.74	7,998,944	8,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	11.67	4,499,406	4,500,000
U.S. Treasury Bills, 0.215% due March 3, 2016	12.96	4,999,210	5,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016	20.74	7,998,360	8,000,000
Total United States Treasury Obligations (cost $36,491,937)	94.63%	$36,495,207

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index (399 contracts, settlement date March 14, 2016)	(1.02)%	$(394,359)	$(39,399,255)
Total Currency Futures Contracts	(1.02)%	$(394,359)	$(39,399,255)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Income
Interest Income	$25,332	$2,574
Expenses
Management Fee	82,219	74,637
Brokerage Commissions and Fees	3,588	2,448
Interest Expense (a)	255	—
Total Expenses	86,062	77,085
Net Investment Income (Loss)	(60,730)	(74,511)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(320)	96
Currency Futures Contracts	522,592	(5,249,379)
Net Realized Gain (Loss)	522,272	(5,249,283)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	6,003	(323)
Currency Futures Contracts	1,551,012	1,442,247
Net Change in Unrealized Gain (Loss)	1,557,015	1,441,924
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts	2,079,287	(3,807,359)
Net Income (Loss)	$2,018,557	$(3,881,870)

(a)	Interest Expense for the period ended March 31, 2016 represents interest expense on overdraft balances. These amounts are included in Interest Income for the period ended March 31, 2015.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2016

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders' Equity
Balance at January 1, 2016	40	$857	1,800,000	$38,564,920	$38,565,777
Sale of Shares			600,000	12,855,909	12,855,909
Redemption of Shares			(200,000)	(4,282,026)	(4,282,026)
Net Increase (Decrease) due to Share Transactions			400,000	8,573,883	8,573,883
Net Income (Loss)
Net Investment Income (Loss)		(1)		(60,729)	(60,730)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		10		522,262	522,272
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		28		1,556,987	1,557,015
Net Income (Loss)		37		2,018,520	2,018,557
Net Change in Shareholders' Equity	—	37	400,000	10,592,403	10,592,440
Balance at March 31, 2016	40	$894	2,200,000	$49,157,323	$49,158,217

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2015

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders' Equity
Balance at January 1, 2015	40	$951	1,800,000	$42,787,753	$42,788,704
Sale of Shares			400,000	8,752,359	8,752,359
Redemption of Shares			(200,000)	(4,643,307)	(4,643,307)
Net Increase (Decrease) due to Share Transactions			200,000	4,109,052	4,109,052
Net Income (Loss)
Net Investment Income (Loss)		(1)		(74,510)	(74,511)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(124)		(5,249,159)	(5,249,283)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		34		1,441,890	1,441,924
Net Income (Loss)		(91)		(3,881,779)	(3,881,870)
Net Change in Shareholders' Equity	—	(91)	200,000	227,273	227,182
Balance at March 31, 2015	40	$860	2,000,000	$43,015,026	$43,015,886

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flow from operating activities:
Net Income (Loss)	$2,018,557	$(3,881,870)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(45,960,108)	(28,998,156)
Proceeds from securities sold and matured	36,499,591	45,799,938
Net accretion of discount on United States Treasury Obligations	(25,332)	(2,581)
Net realized (gain) loss on United States Treasury Obligations	320	(96)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	(6,003)	(1,441,924)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	-	(2,052,858)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	-	2,508,091
Change in operating receivables and liabilities:
Variation margin	(276,991)	158,840
Management fee payable	1,599	(21,054)
Brokerage fee payable	701	(945)
Net cash provided by (used for) operating activities	(7,747,666)	12,067,385
Cash flows from financing activities:
Proceeds from sale of Shares	12,855,909	8,752,359
Redemption of Shares	(8,583,790)	(4,643,307)
Net cash provided by (used for) financing activities	4,272,119	4,109,052
Net change in cash	(3,475,547)	16,176,437
Cash at beginning of period	6,561,288	1,829,181
Cash at end of year	$3,085,741	$18,005,618
Supplemental disclosure of cash flow information
Cash paid for interest	$255	$-

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2016

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2016 and 2015 (hereinafter referred to as the “Three Months Ended March 31, 2016” and the “Three Months Ended March 31, 2015”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 29, 2016.

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

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator” and “Custodian”) is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator fees for its services out of the Management Fee.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the

Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

The following is a summary of the tiered valuation input levels as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$45,986,739	$—	$45,986,739
Currency Futures Contracts(a)	$1,156,653	$—	$—	$1,156,653

(a)	Unrealized appreciation/(depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$36,495,207	$—	$36,495,207
Currency Futures Contracts(a)	$(394,359)	$—	$—	$(394,359)

(a)	Unrealized appreciation/(depreciation).

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

(e) Investment Transactions and Investment Income

Investment transactions are accounted for on a trade date basis. Realized gains (losses) from the sale or disposition of securities or derivatives are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the sale or disposition occurs, respectively.

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by maintaining cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts.

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of March 31, 2016 and December 31, 2015.

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

(i) Currency Futures Contracts

The Fund utilizes derivative instruments to achieve its investment objective. A futures contract is an agreement between counterparties to purchase or sell a specified underlying security or index for a specified price at a future date. All of the Fund’s currency futures contracts are held and used for trading purposes. During the period the futures contracts are open, changes in the value of the contracts are recognized as unrealized gains or losses by recalculating the value of the contracts on a daily basis. Subsequent or variation margin payments are received or made depending upon whether unrealized gains or losses are incurred. These amounts are reflected as a receivable or payable on the Statements of Financial Condition. When the contracts are closed or expire, the Fund recognizes a realized gain or loss equal to the difference between the proceeds from, or cost of, the closing transaction and the Fund’s basis in the contract. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

The Fair Value of Derivative Instruments is as follows:

	March 31, 2016		December 31, 2015
Risk Exposure/Derivative Type(a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$1,156,653	$—	$—	$(394,359)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the March 31, 2016 and December 31, 2015 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended March 31,
Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	2016	2015
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$522,592	$(5,249,379)
	Net Change in Unrealized Gain (Loss)	1,551,012	1,442,247
Total		$2,073,604	$(3,807,132)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended March 31,
	2016	2015
Average Notional Value-Short	$(45,859,615)	$(45,565,061)

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

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2016, net by contract:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$1,156,653	$(1,035,671)	$120,982	$—	$—	$120,982
Liabilities
Currency Futures Contracts	$(1,035,671)	$1,035,671	$—	$—	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$238,350	$(238,350)	$—	$—	$—	$—
Liabilities
Currency Futures Contracts	$(394,359)	$238,350	$(156,009)	$156,009	$—	$—

(a)	As of March 31, 2016 and December 31, 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00 and $6.00 per round-turn trade for the Three Months Ended March 31, 2016 and 2015, respectively.

(k) Routine Operational, Administrative and Other Ordinary Expenses

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2016 and 2015, the Fund did not incur such expenses.

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

No distributions were paid for the Three Months Ended March 31, 2016 and 2015.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2016 and December 31, 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2016 and 2015. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended March 31,
	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$21.42	23.77
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	0.95	(2.22)
Net investment income (loss)(a)	(0.03)	(0.04)
Net income (loss)	0.92	(2.26)
Net asset value per Share, end of period	$22.34	$21.51
Market value per Share, beginning of period (b)	$21.43	$23.77
Market value per Share, end of period(b)	$22.34	$21.50
Ratio to average Net Assets*
Net investment income (loss)	(0.55)%	(0.75)%
Total expenses	0.78%	0.78%
Total Return, at net asset value**	4.29%	(9.51)%
Total Return, at market value**	4.25%	(9.55)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

On April 20, 2016, Invesco provided ALPS Distributors, Inc. (“ALPS”) with notice of intent to terminate the Distribution Services Agreement effective as of June 20, 2016 (the “Termination Date”).  There are no termination penalties to be incurred by the Fund, the Managing Owner or ALPS in connection with the early termination of the Distribution Services Agreement.

Effective as of the Termination Date, the Managing Owner intends to engage Invesco Distributors, Inc., a registered broker-dealer and an affiliate of the Managing Owner, to provide the Fund with the services currently provided by ALPS pursuant to the Distribution Services Agreement.

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

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (“Invesco”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

PowerShares DB US Dollar Index Bearish Fund (the “Fund”), a series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust, establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

On February 23, 2015 (the “Closing Date”), Invesco completed the purchase of the assets of DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), including all of its interests in the Fund and the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets of DBCS pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of a certain asset purchase agreement (the “Transaction”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

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

Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index. Neither the Managing Owner, nor, after the Closing Date, the Fund is affiliated with the Index Sponsor. The Managing Owner has entered into a license agreement with the Index Sponsor to use the Index.

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

The sponsor of the Index is Deutsche Bank Securities Inc. (previously defined as the “Index Sponsor”). The Index Sponsor may from time-to-time subcontract the provision of the calculation and other services described below to one or more third parties.

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

Performance Summary

This Report covers the three months ended March 31, 2016 and 2015 (hereinafter referred to as the “Three Months Ended March 31, 2016” and the “Three Months Ended March 31, 2015”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2016 and 2015”  below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2016 and 2015

	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended March 31,
Underlying Index	2016	2015
DX Contract	4.50%	-9.16%

If the Fund’s interest income from its holdings of United States Treasury Obligations were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return (the “Short Index-TR”). The only difference between the Index and the Short Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Short Index-TR does include such a component. The difference between the Index and the Short Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of United States Treasury Obligations exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Short Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of United States Treasury Obligations, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

The Fund holds a significant portion of its assets in currency futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Income and Expenses.

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 5(c) within the financial statements in Item 1 for further information.

When market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) from the sale or disposition of securities or derivatives are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the sale or disposition occurs, respectively.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by the Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which may be used as margin for the Fund’s trading in currency futures contracts. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. All remaining cash and United States Treasury Obligations are on deposit with The Bank of New York Mellon. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $ (7.7) million and $12.1 million for the Three Months Ended March 31, 2016 and 2015, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition.

During the Three Months Ended March 31, 2016, $46.0 million was paid to purchase United States Treasury Obligations and $36.5 million was received from sales and maturing United States Treasury Obligations. During the Three Months Ended March 31, 2015, $29.0 million was paid to purchase United States Treasury Obligations and $45.8 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and futures increased (decreased) Net cash provided by (used for) operating activities by $0.0 million and $(1.4) million during the Three Months Ended March 31, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $4.3 million and $4.1 million during the Three Months Ended March 31, 2016 and 2015, respectively. This included $12.9 million and $8.8 million from the sale of Shares to Authorized Participants and $8.6 million and $4.6 million from Shares redeemed by Authorized Participants during the Three Months Ended March 31, 2016 and 2015, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The Fund seeks to track changes in the closing levels of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index— Excess Return (the “Short Index” or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NV”), and (iii) the closing levels of the Index (as reflected by the line “DB Short US Dollar Index (USDX) Futures Index ER”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF Market, NAV AND DB Short US Dollar Index (USDX) Futures Index ER FOR
THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE LIMITED EXPERIENCE MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND HAVE ONLY MANAGED AN EXCHANGE-TRADED FUND THAT RELATES TO A BROAD-BASED COMMODITY INDEX FOR A SHORT PERIOD. BECAUSE THERE ARE LIMITED ACTUAL PERFORMANCE RESULTS OF THE MANAGING OWNER THAT ARE COMPARABLE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION PRIOR TO THE CLOSING DATE CAN BE ATTRIBUTED TO THE MANAGING OWNER.

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. IN RESPECT OF ANY PERIOD, FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION AFTER THE CLOSING DATE CAN BE ATTRIBUTED TO THE PREDECESSOR MANAGING OWNER.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Fund Share Price Performance

For the Three Months Ended March 31, 2016, the NYSE Arca market value of each Share increased 4.25% from $21.43 per Share to $22.34 per Share. The Share price low and high for the Three Months Ended March 31, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $21.22 per Share (-1.00%) on January 22, 2016, and a high of $22.34 per Share (+4.22%) on March 31, 2016.

For the Three Months Ended March 31, 2015, the NYSE Arca market value of each Share decreased 9.55% from $23.77 per Share to $21.50 per Share. The Share price low and high for the Three Months Ended March 31, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded at a low of $21.11 per Share (-11.19%) on March 13, 2015, and a high of $23.77 per Share (+0.00%) on January 2, 2015.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2016, the net asset value of each Share increased 4.29% from $21.42 per Share to $22.34 per Share. Increases in the price of the short DX Contracts during the Three Months Ended March 31, 2016 contributed to a 4.50% increase in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended March 31, 2016 was $2.0 million, primarily resulting from net realized gain (loss) of $0.5 million, net change in unrealized gain (loss) of $1.6 million and operating expenses of $0.1 million.

For the Three Months Ended March 31, 2015, the net asset value of each Share decreased 9.51% from $23.77 per Share to $21.51 per Share. Decrease in the price of the short DX Contracts during the Three Months Ended March 31, 2015 contributed to a 9.16% decrease in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended March 31, 2015 was $(3.9) million, primarily resulting from net realized gain (loss) of $(5.2) million, net change in unrealized gain (loss) of $1.4 million and operating expenses of $0.1 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values and trading activity are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2016.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Three Months Ended March 31, 2016 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$49,158,217	0.48%	$549,431	1

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2015 Number of times' VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$38,565,777	0.51%	$460,943	26

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-

made disasters. The Managing Owner does not actively manage the Fund to avoid losses. The Fund initiates positions only on the “short” side of the market and does not employ “stop-loss” techniques.

ITEM 4.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer and President, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer and President, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and President and Principal Financial and Accounting Officer, Investment Pools, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015, filed February 29, 2016 except as noted below.

PricewaterhouseCoopers LLP (“PwC”), has advised the Managing Owner that, as of the date of the filing of this Quarterly Report on Form 10-Q, it is in discussions with the Staff of the Securities and Exchange Commission (the “SEC”), regarding a difference in the interpretation and application of Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the “Loan Rule”).

The Loan Rule prohibits accounting firms, such as PwC, from having certain financial relationships with their audit clients and affiliated entities.  Specifically, the Loan Rule provides, in relevant part, that an accounting firm is not independent if it receives a loan from an audit client or it receives a loan from a lender that is a "record or beneficial owner of more than ten percent of the audit client’s equity securities.”  Pursuant to the SEC’s interpretation of the Loan Rule, some of PwC’s relationships with lenders who also own shares of one or more funds within the Invesco investment company complex may run afoul of the Loan Rule, calling into question PwC’s independence with respect to some registered investment companies managed by either the Managing Owner or affiliated entities of the Managing Owner and, therefore, the Fund as part of the Invesco investment company complex.  However, PwC’s interpretation of the Loan Rule, in light of the facts of these lending relationships, leads it to conclude that there is no violation of the Loan Rule.

The Managing Owner has considered the lending relationships described by PwC and has concluded that (1) the lending relationships did not impact PwC’s application of objective judgment with respect to conducting its audits and issuing reports on the Fund’s financial statements; and (2) a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. In making this determination, the Managing Owner considered, among other things, PwC’s description of the relevant lending relationships, PwC’s interpretation of the Rule 2-01(c)(1)(ii)(A) and PwC’s representation that its independence was not impaired in conducting its audit of the Registrant’s financial statements.

PwC advised the Managing Owner that it believes it is independent and it continues to have discussions with the SEC’s Staff to resolve this interpretive matter.  PwC further advised the Managing Owner that this matter did not compromise or impair its objectivity in connection with its review of the interim financial statements included in this Quarterly Report on Form 10-Q.  These discussions with the Staff remain ongoing and, while PwC represented to the Managing Owner that it feels confident that PwC’s interpretation of the Loan Rule is correct, neither PwC nor the Managing Owner can be certain of the final outcome.

If the SEC were ultimately to determine that PwC was not independent with respect to the Fund for certain periods, the Fund’s filings with the SEC which contain its consolidated financial statements for such periods would be non-compliant with the applicable securities laws.  If the SEC determines that PwC was not independent, among other things, the Fund may be required to have independent audits conducted on the Fund’s previously audited financial statements by another independent registered public accounting firm for the affected periods.  Similarly, the interim financial statements filed by the Fund may have to be reviewed by another independent registered public accounting firm.  The time involved to conduct such independent audits and additional review of the interim period financial statements may impair the Fund’s ability to issue Baskets of Shares on a timely manner.  Any of the foregoing could have a material adverse effect on the Fund’s results of operations, liquidity and financial condition, the trading prices of the Shares and the continued eligibility for listing of the Shares on The New York Stock Exchange.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2016 to January 31, 2016	(200,000)	$21.41
February 1, 2016 to February 29, 2016	—	—
March 1, 2016 to March 31, 2016	—	—
Total	(200,000)	$21.41

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund – March 31, 2016 and December 31, 2015 (Unaudited), (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - March 31, 2016, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - December 31, 2015, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended March 31, 2016 and 2015, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended March 31, 2016, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended March 31, 2015, (vii) the Unaudited Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund – Three Months Ended March 31, 2016 and 2015, and (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer and President

Dated: May 6, 2016		By:	/S/ Steven Hill
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools