Form 10-Q
period 2016-06-30
POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2016-08-09
CIK 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of outstanding Shares as of June 30, 2016: 2,000,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2016 and December 31, 2015

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
United States Treasury Obligations, at fair value (cost $42,989,007 and $36,491,937, respectively)	$42,992,014	$36,495,207
Cash held by custodian	1,092,783	6,561,288
Total assets	$44,084,797	$43,056,495
Liabilities
Variation margin payable	$186,516	$156,009
Payable for shares redeemed	—	4,301,764
Management fee payable	27,427	29,062
Brokerage fee payable	4,344	3,883
Total liabilities	218,287	4,490,718
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	877	857
Shareholders' equity—Shares	43,865,633	38,564,920
Total shareholders' equity	43,866,510	38,565,777
Total liabilities and equity	$44,084,797	$43,056,495
General Shares outstanding	40	40
Shares outstanding	2,000,000	1,800,000

Net asset value per share	$21.93	$21.42

Market value per share	$21.97	$21.43

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

June 30, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Fair Value	Face Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.190% due July 7, 2016	31.92%	$13,999,888	$14,000,000
U.S. Treasury Bills, 0.260% due July 28, 2016	27.35	11,998,452	12,000,000
U.S. Treasury Bills, 0.275% due August 4, 2016	2.28	999,802	1,000,000
U.S. Treasury Bills, 0.340% due September 1, 2016 (b)	36.46	15,993,872	16,000,000
Total United States Treasury Obligations (cost $42,989,007)	98.01%	$42,992,014

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,299,497 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index (471 contracts, settlement date September 19, 2016)	(2.29)%	$(1,002,528)	$(45,311,613)
Total Currency Futures Contracts	(2.29)%	$(1,002,528)	$(45,311,613)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2015

(Unaudited)

Description	Percentage of Shareholders' Equity	Fair Value	Face Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.205% due January 14, 2016	9.07%	$3,499,902	$3,500,000
U.S. Treasury Bills, 0.170% due January 28, 2016	19.45	7,499,385	7,500,000
U.S. Treasury Bills, 0.135% due February 11, 2016	20.74	7,998,944	8,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	11.67	4,499,406	4,500,000
U.S. Treasury Bills, 0.215% due March 3, 2016	12.96	4,999,210	5,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016 (b)	20.74	7,998,360	8,000,000
Total United States Treasury Obligations (cost $36,491,937)	94.63%	$36,495,207

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $1,999,597 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index (399 contracts, settlement date March 14, 2016)	(1.02)%	$(394,359)	$(39,399,255)
Total Currency Futures Contracts	(1.02)%	$(394,359)	$(39,399,255)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income
Interest Income	$28,726	$1,859	$54,058	$4,433

Expenses
Management Fee	81,669	78,907	163,888	153,544
Brokerage Commissions and Fees	2,611	2,354	6,199	4,802
Interest Expense (a)	129	—	384	—
Total Expenses	84,409	81,261	170,471	158,346
Net Investment Income (Loss)	(55,683)	(79,402)	(116,413)	(153,913)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	1,987	206	1,667	302
Currency Futures Contracts	1,405,962	1,839,127	1,928,554	(3,410,252)
Net Realized Gain (Loss)	1,407,949	1,839,333	1,930,221	(3,409,950)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(6,266)	659	(263)	336
Currency Futures Contracts	(2,159,181)	(625,796)	(608,169)	816,451
Net Change in Unrealized Gain (Loss)	(2,165,447)	(625,137)	(608,432)	816,787
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts	(757,498)	1,214,196	1,321,789	(2,593,163)
Net Income (Loss)	$(813,181)	$1,134,794	$1,205,376	$(2,747,076)

(a)	Interest Expense for the periods ended June 30, 2016 represents interest expense on overdraft balances. These amounts are included in Interest Income for the periods ended June 30, 2015.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2016	40	$894	2,200,000	$49,157,323	$49,158,217
Sale of Shares			200,000	4,487,219	4,487,219
Redemption of Shares			(400,000)	(8,965,745)	(8,965,745)
Net Increase (Decrease) due to Share Transactions			(200,000)	(4,478,526)	(4,478,526)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(55,682)	(55,683)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		22		1,407,927	1,407,949
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(38)		(2,165,409)	(2,165,447)
Net Income (Loss)		(17)		(813,164)	(813,181)
Net Change in Shareholders' Equity	—	(17)	(200,000)	(5,291,690)	(5,291,707)
Balance at June 30, 2016	40	$877	2,000,000	$43,865,633	$43,866,510

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2015	40	$860	2,000,000	$43,015,026	$43,015,886
Sale of Shares			200,000	4,433,017	4,433,017
Redemption of Shares			(400,000)	(8,712,996)	(8,712,996)
Net Increase (Decrease) due to Share Transactions			(200,000)	(4,279,979)	(4,279,979)
Net Income (Loss)
Net Investment Income (Loss)		1		(79,403)	(79,402)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		62		1,839,271	1,839,333
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(37)		(625,100)	(625,137)
Net Income (Loss)		26		1,134,768	1,134,794
Net Change in Shareholders' Equity	—	26	(200,000)	(3,145,211)	(3,145,185)
Balance at June 30, 2015	40	$886	1,800,000	$39,869,815	$39,870,701

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$857	1,800,000	$38,564,920	$38,565,777
Sale of Shares			800,000	17,343,128	17,343,128
Redemption of Shares			(600,000)	(13,247,771)	(13,247,771)
Net Increase (Decrease) due to Share Transactions			200,000	4,095,357	4,095,357
Net Income (Loss)
Net Investment Income (Loss)		(2)		(116,411)	(116,413)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		32		1,930,189	1,930,221
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(10)		(608,422)	(608,432)
Net Income (Loss)		20		1,205,356	1,205,376
Net Change in Shareholders' Equity	—	20	200,000	5,300,713	5,300,733
Balance at June 30, 2016	40	$877	2,000,000	$43,865,633	$43,866,510

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended  June 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$951	1,800,000	$42,787,753	$42,788,704
Sale of Shares			600,000	13,185,376	13,185,376
Redemption of Shares			(600,000)	(13,356,303)	(13,356,303)
Net Increase (Decrease) due to Share Transactions			—	(170,927)	(170,927)
Net Income (Loss)
Net Investment Income (Loss)		—		(153,913)	(153,913)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(62)		(3,409,888)	(3,409,950)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(3)		816,790	816,787
Net Income (Loss)		(65)		(2,747,011)	(2,747,076)
Net Change in Shareholders' Equity	—	(65)	—	(2,917,938)	(2,918,003)
Balance at June 30, 2015	40	$886	1,800,000	$39,869,815	$39,870,701

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$1,205,376	$(2,747,076)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(79,938,661)	(74,996,033)
Proceeds from securities sold and matured	73,497,316	80,999,802
Net accretion of discount on United States Treasury Obligations	(54,058)	(4,786)
Net realized (gain) loss on United States Treasury Obligations	(1,667)	(302)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	263	(816,787)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	(2,052,858)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	1,882,295
Change in operating receivables and liabilities:
Variation margin	30,507	298,620
Management fee payable	(1,635)	(22,437)
Brokerage fee payable	461	(609)
Net cash provided by (used for) operating activities	(5,262,098)	2,539,829
Cash flows from financing activities:
Proceeds from sale of Shares	17,343,128	13,185,376
Redemption of Shares	(17,549,535)	(13,356,303)
Net cash provided by (used for) financing activities	(206,407)	(170,927)
Net change in cash	(5,468,505)	2,368,902
Cash at beginning of period	6,561,288	1,829,181
Cash at end of period	$1,092,783	$4,198,083
Supplemental disclosure of cash flow information
Cash paid for interest	$384	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

June 30, 2016

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

(2) Organization

The Fund, a separate series of the Trust, is a Delaware statutory trust organized in two separate series, was formed on August 3, 2006. The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the Agreement. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

This Quarterly Report (the “Report”) covers the three months ended June 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended June 30, 2016” and the “Three Months Ended June 30, 2015, respectively) and the six months ended June 30, 2016 and 2015 (hereinafter referred to as the "Six Months Ended June 30, 2016" and the "Six Months Ended June 30, 2015", respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

(3) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess Return (the “Short Index” or the “Index”) over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds (affiliated or otherwise) over the expenses of the Fund. For the avoidance of doubt, the Fund may hold United States Treasury Obligations and money market mutual funds (affiliated or otherwise) for margin and/or cash management purposes.

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

The Fund may, for cash management purposes, invest in money market mutual funds that are managed by an affiliate of the Managing Owner.  Through June 20, 2017, the Managing Owner has contractually agreed to waive a portion of the Fund’s management fee in an amount equal to 100% of the net advisory fees an affiliate of the Managing Owner receives that are attributable to the Fund’s investments in money market mutual funds managed by that affiliate.   The Managing Owner cannot discontinue this waiver prior to its expiration.

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, is the commodity trading advisor of the Trust and Fund and is an affiliate of the Managing Owner. The Managing Owner may utilize the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers receives no compensation for providing this service.

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

The Distributor

Effective June 20, 2016, Invesco Distributors, Inc. (the “Distributor”) became distributor and began providing certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

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

(c) Financial Instruments and Fair Value

Investment transactions are recorded in the Statements of Financial Condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under current market conditions.

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

Currency futures contracts are valued at the final settlement price set by an exchange on which they are principally traded.

Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded.

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

The following is a summary of the tiered valuation input levels as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$42,992,014	$—	$42,992,014
Currency Futures Contracts (a)	$(1,002,528)	$—	$—	$(1,002,528)

(a)	Unrealized appreciation/(depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$36,495,207	$—	$36,495,207
Currency Futures Contracts (a)	$(394,359)	$—	$—	$(394,359)

(a)	Unrealized appreciation/(depreciation).

(d) Deposits with Commodity Broker and Custodian

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to the Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

The Fund’s remaining cash, United States Treasury Obligations and money market mutual funds holdings are on deposit with its Custodian.

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

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Dividend income (net of withholding tax, if any) is recorded on the ex-dividend date.

(f) Receivable/(Payable) for Shares Issued and Redeemed

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

The Fund defines cash and cash equivalents to be cash, money market mutual funds and other highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of June 30, 2016 and December 31, 2015.

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

The Fair Value of Derivative Instruments is as follows:

	June 30, 2016		December 31, 2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(1,002,528)	$—	$(394,359)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the June 30, 2016 and December 31, 2015 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,405,962	$1,839,127
	Net Change in Unrealized Gain (Loss)	(2,159,181)	(625,796)
Total		$(753,219)	$1,213,331

		For the Six Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,928,554	$(3,410,252)
	Net Change in Unrealized Gain (Loss)	(608,169)	816,451
Total		$1,320,385	$(2,593,801)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average Notional Value - Short	$(43,665,569)	$(38,374,280)	$(44,374,654)	$(42,073,866)

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

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$816,012	$(816,012)	$—	$—	$—	$—
Liabilities
Currency Futures Contracts	$(1,002,528)	$816,012	$(186,516)	$186,516	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$238,350	$(238,350)	$—	$—	$—	$—
Liabilities
Currency Futures Contracts	$(394,359)	$238,350	$(156,009)	$156,009	$—	$—

(a)	As of June 30, 2016 and December 31, 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00 and $6.00 per round-turn trade for the Three and Six Months Ended June 30, 2016 and 2015, respectively.

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Six Months Ended June 30, 2016 and 2015, the Fund did not incur such expenses.

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

No distributions were paid for the Three and Six Months Ended June 30, 2016 and 2015.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2016 and December 31, 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Six Months Ended June 30, 2016 and 2015. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$22.34	$21.51	$21.42	$23.77
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	(0.38)	0.68	0.57	(1.54)
Net investment income (loss) (a)	(0.03)	(0.04)	(0.06)	(0.08)
Net income (loss)	(0.41)	0.64	0.51	(1.62)
Net asset value per Share, end of period	$21.93	$22.15	$21.93	$22.15
Market value per Share, beginning of period (b)	$22.34	$21.50	$21.43	$23.77
Market value per Share, end of period (b)	$21.97	$22.14	$21.97	$22.14

Ratio to average Net Assets *
Net investment income (loss)	(0.51)%	(0.76)%	(0.53)%	(0.76)%
Total expenses	0.78%	0.78%	0.78%	0.78%
Total Return, at net asset value **	(1.84)%	2.98%	2.38%	(6.81)%
Total Return, at market value **	(1.66)%	2.98%	2.52%	(6.86)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB US Dollar Index Bearish Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

PowerShares DB US Dollar Index Bearish Fund (the “Fund”), a series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust, establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds (affiliated or otherwise) over the expenses of the Fund. For the avoidance of doubt, the Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

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

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, as amended (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Between the Base Date and June 30, 2016, the Short Index closing level has ranged on a daily basis from as high as 153.28 on April 22, 2008 to as low as 91.91 on July 5, 2001. Past Index levels are not necessarily indicative of future Index levels.

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

Margin Calls

Like other futures and derivatives traders, the Fund may be subject to margin calls from time-to-time. The term “margin” has a different meaning in the context of futures contracts and other derivatives than it does in the context of securities. In particular, “margin” on a futures position does not constitute a borrowing of money or the collateralization of a loan. The Fund does not borrow money.

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

Once a position has been established on a futures exchange, “variation margin” generally may be credited or assessed at least daily to reflect changes in the value of the position, except in certain instances where midday variation margin calls are made. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange-traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended June 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended June 30, 2016” and the “Three Months Ended June 30, 2015”, respectively) and the six months ended June 30, 2016 and 2015 (hereinafter referred to as the "Six Months Ended June 30, 2016" and the "Six Months Ended June 30, 2015", respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2016 and 2015” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2016 and 2015

	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2016	2015	2016	2015
DX Contract	(1.64)%	3.18%	2.79%	(6.27)%

If the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return (the “Short Index-TR”). The only difference between the Index and the Short Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Short Index-TR does include such a component. The difference between the Index and the Short Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income from its holdings of United States Treasury Obligations and dividends from its holdings of money market mutual funds over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Short Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Currency futures contracts, United States Treasury Obligations and money market mutual funds are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value, if any, reported in the Statements of Income and Expenses.

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 5(c) within the financial statements in Item 1 for further information.

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

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Dividend income (net of withholding tax, if any) is recorded on the ex-dividend date.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in currency futures contracts and United States Treasury Obligations, money market mutual funds and cash, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds and United States Treasury Obligations are on deposit with The Bank of New York Mellon. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund.

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

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and money market mutual funds and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $(5.3) million and $2.5 million for the Six Months Ended June 30, 2016 and 2015, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury obligations and money market mutual funds for margin and/or cash management purposes.

During the Six Months Ended June 30, 2016, $79.9 million was paid to purchase United States Treasury Obligations and $73.5 million was received from sales and maturing United States Treasury Obligations. During the Six Months Ended June 30, 2015, $75.0 million was paid to purchase United States Treasury Obligations and $81.0 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and futures increased (decreased) Net cash provided by (used for) operating activities by $0.0 million and $(0.8) million during the Six Months Ended June 30, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(0.2) million and $(0.2) million during the Six Months Ended June 30, 2016 and 2015, respectively. This included $17.3 million and $13.2 million from the sale of Shares to Authorized Participants and $17.5 million and $13.4 million from Shares redeemed by Authorized Participants during the Six Months Ended June 30, 2016 and 2015, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The Fund seeks to track changes in the closing levels of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index— Excess Return (the “Short Index” or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds over the expenses of the Fund. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DB Short US Dollar Index (USDX) Futures Index ER”). Whenever the interest and dividend income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest and dividend income from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the DX Contracts. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the DX Contracts, which may compel the Fund to trade futures or other instruments that are not the DX Contracts as proxies for the DX Contracts. The interest rate and dividend income actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The dividends received by the Fund from its holdings in money market mutual funds, if any, is not taken into account when determining the performance of the Index and, therefore, it may also contribute to those discrepancies. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to those discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income from the Fund’s holdings of United States Treasury Obligations could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and together with the dividends could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the DX Contracts as proxies for the DX Contracts could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF Market, NAV AND DB Short US Dollar Index (USDX) Futures Index ER FOR
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Fund Share Price Performance

For the Three Months Ended June 30, 2016, the NYSE Arca market value of each Share decreased 1.66% from $22.34 per Share to $21.97 per Share. The Share price low and high for the Three Months Ended June 30, 2016 and related change from the Share price on March 31, 2016 was as follows: Shares traded at a low of $21.83 per Share (-2.28%) on June 27, 2016, and a high of $22.78 per Share (+1.99%) on May 2, 2016.

For the Three Months Ended June 30, 2015, the NYSE Arca market value of each Share increased 2.98% from $21.50 per Share to $22.14 per Share. The Share price low and high for the Three Months Ended June 30, 2015 and related change from the Share price on March 31, 2015 was as follows: Shares traded at a low of $21.28 per Share (-1.02%) on April 13, 2015, and a high of $22.62 per Share (+5.19%) on May 15, 2015.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2016, the net asset value of each Share decreased 1.83% from $22.34 per Share to $21.93 per Share. Falling currency futures contract prices for short DX Contracts during the Three Months Ended June 30, 2016 contributed to a 1.64% decrease in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended June 30, 2016 was $(0.8) million, primarily resulting from net realized gain (loss) of $1.4 million, net change in unrealized gain (loss) of $(2.2) million and operating expenses of $0.1 million.

For the Three Months Ended June 30, 2015, the net asset value of each Share increased 2.98% from $21.51 per Share to $22.15 per Share. Rising currency futures contract prices for short DX Contracts during the Three Months Ended June 30, 2015 contributed to a 3.18% increase in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended June 30, 2015 was $1.1 million, primarily resulting from net realized gain (loss) of $1.8 million, net change in unrealized gain (loss) of $(0.6) million and operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Fund Share Price Performance

For the Six Months Ended June 30, 2016, the NYSE Arca market value of each Share increased 2.52% from $21.43 per Share to $21.97 per Share. The Share price low and high for the Six Months Ended June 30, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $21.22 per Share (-1.00%) on January 22, 2016, and a high of $22.78 per Share (+6.30%) on May 2, 2016.

For the Six Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 6.86% from $23.77 per Share to $22.14 per Share. The Share price low and high for the Six Months Ended June 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded at a high of $23.55 per Share (-0.93%) on January 3, 2015, and a low of $21.11 per Share (-11.19%) on March 13, 2015.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2016, the net asset value of each Share increased 2.38% from $21.42 per Share to $21.93 per Share. Rising currency futures contracts prices for short DX Contracts during the Six Months Ended June 30, 2016 contributed to a 2.79% increase in the level of the Short Index-TR.

Net income (loss) for the Six Months Ended June 30, 2016 was $1.2 million, primarily resulting from $0.1 million of interest income, net realized gain (loss) of $1.9 million, net change in unrealized gain (loss) of $(0.6) million and operating expenses of $0.2 million.

For the Six Months Ended June 30, 2015, the net asset value of each Share decreased 6.81% from $23.77 per Share to $22.15 per Share. Falling currency futures contract prices for short DX Contracts during the Six Months Ended June 30, 2015 contributed to a 6.27% decrease in the level of the Short Index-TR.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2016.

				For the Six Months Ended
				June 30, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$43,866,510	0.46%	$472,968	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

				For the Year Ended
				December 31, 2015
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$38,565,777	0.51%	$460,943	26

*

The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look back.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

PricewaterhouseCoopers LLP informed the Fund that it has identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the Loan Rule). The Loan Rule prohibits accounting firms, such as PricewaterhouseCoopers LLP, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. The Fund is required under various securities laws to have its financial statements audited by an independent accounting firm.

The Loan Rule specifically provides that an accounting firm would not be independent if it receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities. For purposes of the Loan Rule, audit clients include the Fund as well as all registered investment companies advised by the Managing Owner and its affiliates, including other subsidiaries of the Managing Owner’s parent company, Invesco Ltd. (collectively, the Invesco Fund Complex). PricewaterhouseCoopers LLP informed the Fund it has relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex. These relationships call into question PricewaterhouseCoopers LLP independence under the Loan Rule with respect to those funds, as well as all other funds in the Invesco Fund Complex.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. PricewaterhouseCoopers LLP confirmed that the circumstances which called into question its independence under the Loan Rule with respect to the audits of the Invesco Fund Complex are substantially similar to circumstances described in the no action letter.  PricewaterhouseCoopers LLP has concluded that its objectivity and impartiality was not impaired and that they have complied with PCAOB Rule 3526(b)(1) and (2).  Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP have concluded that PricewaterhouseCoopers LLP can continue as the Fund’s independent registered public accounting firm.  The Invesco Fund Complex intends to rely upon the no-action letter.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. In addition, the SEC has indicated that the no-action relief will expire 18 months from its issuance, after which the Invesco Fund Complex will no longer be able to rely on the letter unless it’s term is extended or made permanent by the SEC Staff.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2016 to April 30, 2016	400,000	$22.41
May 1, 2016 to May 31, 2016	—	$—
June 1, 2016 to June 30, 2016	—	$—
Total	400,000	$22.41
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund – June 30, 2016 and December 31, 2015 (Unaudited), (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - June 30, 2016 (Unaudited), (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - December 31, 2015 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund - For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended June 30, 2016 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended June 30, 2015 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Six Months Ended June 30, 2016 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Six Months Ended June 30, 2015 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund – Six Months Ended June 30, 2016 and 2015 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund—June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer and President

Dated: August 8, 2016		By:	/S/ Steven Hill
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools