Form 10-Q
period 2016-09-30
POWERSHARES DB US DOLLAR INDEX BEARISH FUND; PowerShares DB US Dollar Index Trust
filed 2016-11-08
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of outstanding Shares as of September 30, 2016: 1,800,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2016 and December 31, 2015

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
United States Treasury Obligations, at value (cost $37,988,844 and $36,491,937, respectively)	$37,994,499	$36,495,207
Affiliated investments, at value and cost	1,749,352	—
Total Investments, at value (cost $39,738,196 and $36,491,937, respectively)	39,743,851	36,495,207
Cash held by custodian	—	6,561,288
Receivable for:
Variation margin	35,757	—
Dividends from affiliates	466	—
Total assets	$39,780,074	$43,056,495
Liabilities
Payable for:
Variation margin	$—	$156,009
Shares redeemed	—	4,301,764
Management fee	23,911	29,062
Brokerage commissions and fees	4,242	3,883
Total liabilities	28,153	4,490,718
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	883	857
Shareholders' equity—Shares	39,751,038	38,564,920
Total shareholders' equity	39,751,921	38,565,777
Total liabilities and equity	$39,780,074	$43,056,495
General Shares outstanding	40	40
Shares outstanding	1,800,000	1,800,000

Net asset value per share	$22.08	$21.42

Market value per share	$22.08	$21.43

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

September 30, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.250% due October 6, 2016	32.70%	$12,999,909	$13,000,000
U.S. Treasury Bills, 0.160% due October 27, 2016	17.61	6,999,146	7,000,000
U.S. Treasury Bills, 0.300% due November 17, 2016 (b)	5.03	1,999,604	2,000,000
U.S. Treasury Bills, 0.335% due December 1, 2016	40.24	15,995,840	16,000,000
Total United States Treasury Obligations (cost $37,988,844)	95.58%	$37,994,499
Money Market Mutual Fund			Shares
Premier Portfolio- Institutional Class, 0.34%(c)	4.40%	$1,749,352	1,749,352
(cost $1,749,352)
Total Investments (cost $39,738,196)	99.98%	$39,743,851

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,299,740 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2016.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(d)	Notional Value
Currency Futures Contracts
FNX-ICE Dollar Index (411 contracts, settlement date December 19, 2016)	0.13%	$51,455	$(39,203,235)
Total Currency Futures Contracts	0.13%	$51,455	$(39,203,235)

(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2015

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.205% due January 14, 2016	9.07%	$3,499,902	$3,500,000
U.S. Treasury Bills, 0.170% due January 28, 2016	19.45	7,499,385	7,500,000
U.S. Treasury Bills, 0.135% due February 11, 2016	20.74	7,998,944	8,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	11.67	4,499,406	4,500,000
U.S. Treasury Bills, 0.215% due March 3, 2016	12.96	4,999,210	5,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016 (b)	20.74	7,998,360	8,000,000
Total United States Treasury Obligations (cost $36,491,937)	94.63%	$36,495,207

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $1,999,597 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Value
Currency Futures Contracts
FNX-ICE Dollar Index (399 contracts, settlement date March 14, 2016)	(1.02)%	$(394,359)	$(39,399,255)
Total Currency Futures Contracts	(1.02)%	$(394,359)	$(39,399,255)

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income
Interest Income	$27,008	$1,983	$81,066	$6,769
Dividends from Affiliates	1,004	—	1,004	—
Total Income	28,012	1,983	82,070	6,769
Expenses
Management Fee	75,357	75,768	239,245	229,312
Brokerage Commissions and Fees	2,392	1,998	8,591	6,800
Interest Expense	219	284	603	637
Total Expenses	77,968	78,050	248,439	236,749
Less: Waivers	(529)	—	(529)	—
Net Expenses	77,439	78,050	247,910	236,749
Net Investment Income (Loss)	(49,427)	(76,067)	(165,840)	(229,980)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	1,667	302
Currency Futures Contracts	(732,447)	(126,489)	1,196,107	(3,536,741)
Net Realized Gain (Loss)	(732,447)	(126,489)	1,197,774	(3,536,439)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	2,648	1,713	2,385	2,049
Currency Futures Contracts	1,053,983	(157,567)	445,814	658,884
Net Change in Unrealized Gain (Loss)	1,056,631	(155,854)	448,199	660,933
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts	324,184	(282,343)	1,645,973	(2,875,506)
Net Income (Loss)	$274,757	$(358,410)	$1,480,133	$(3,105,486)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at July 1, 2016	40	$877	2,000,000	$43,865,633	$43,866,510
Purchases of Shares			—	—	—
Redemption of Shares			(200,000)	(4,389,346)	(4,389,346)
Net Increase (Decrease) due to Share Transactions			(200,000)	(4,389,346)	(4,389,346)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(49,426)	(49,427)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(11)		(732,436)	(732,447)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		18		1,056,613	1,056,631
Net Income (Loss)		6		274,751	274,757
Net Change in Shareholders' Equity	—	6	(200,000)	(4,114,595)	(4,114,589)
Balance at September 30, 2016	40	$883	1,800,000	$39,751,038	$39,751,921

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at July 1, 2015	40	$886	1,800,000	$39,869,815	$39,870,701
Purchases of Shares			600,000	13,197,700	13,197,700
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			600,000	13,197,700	13,197,700
Net Income (Loss)
Net Investment Income (Loss)		(5)		(76,062)	(76,067)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(21)		(126,468)	(126,489)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		18		(155,872)	(155,854)
Net Income (Loss)		(8)		(358,402)	(358,410)
Net Change in Shareholders' Equity	—	(8)	600,000	12,839,298	12,839,290
Balance at September 30, 2015	40	$878	2,400,000	$52,709,113	$52,709,991

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$857	1,800,000	$38,564,920	$38,565,777
Purchases of Shares			800,000	17,343,128	17,343,128
Redemption of Shares			(800,000)	(17,637,117)	(17,637,117)
Net Increase (Decrease) due to Share Transactions			—	(293,989)	(293,989)
Net Income (Loss)
Net Investment Income (Loss)		(3)		(165,837)	(165,840)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		21		1,197,753	1,197,774
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		8		448,191	448,199
Net Income (Loss)		26		1,480,107	1,480,133
Net Change in Shareholders' Equity	—	26	—	1,186,118	1,186,144
Balance at September 30, 2016	40	$883	1,800,000	$39,751,038	$39,751,921

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended  September 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$951	1,800,000	$42,787,753	$42,788,704
Purchases of Shares			1,200,000	26,383,076	26,383,076
Redemption of Shares			(600,000)	(13,356,303)	(13,356,303)
Net Increase (Decrease) due to Share Transactions			600,000	13,026,773	13,026,773
Net Income (Loss)
Net Investment Income (Loss)		(5)		(229,975)	(229,980)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(83)		(3,536,356)	(3,536,439)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		15		660,918	660,933
Net Income (Loss)		(73)		(3,105,413)	(3,105,486)
Net Change in Shareholders' Equity	—	(73)	600,000	9,921,360	9,921,287
Balance at September 30, 2015	40	$878	2,400,000	$52,709,113	$52,709,991

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$1,480,133	$(3,105,486)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(117,910,923)	(110,993,170)
Proceeds from securities sold and matured	116,496,749	116,999,801
Net sales (purchases) of affiliated investments	(1,749,352)	—
Net accretion of discount on United States Treasury Obligations	(81,066)	(6,769)
Net realized (gain) loss on United States Treasury Obligations	(1,667)	(302)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	(2,385)	(660,933)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	(2,052,858)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	1,724,728
Change in operating receivables and liabilities:
Variation margin	(191,766)	271,746
Dividends from affiliates	(466)	—
Management fee	(5,151)	(21,477)
Brokerage commissions and fees	359	(427)
Net cash provided by (used for) operating activities	(1,965,535)	2,154,853
Cash flows from financing activities:
Proceeds from purchases of Shares	17,343,128	26,383,076
Redemption of Shares	(21,938,881)	(13,356,303)
Net cash provided by (used for) financing activities	(4,595,753)	13,026,773
Net change in cash	(6,561,288)	15,181,626
Cash at beginning of period	6,561,288	1,829,181
Cash at end of period	$—	$17,010,807
Supplemental disclosure of cash flow information
Cash paid for interest	$603	$637

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2016

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

This Quarterly Report (the “Report”) covers the three months ended September 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended September 30, 2016” and the “Three Months Ended September 30, 2015”, respectively) and the nine months ended September 30, 2016 and 2015 (hereinafter referred to as the "Nine Months Ended September 30, 2016" and the "Nine Months Ended September 30, 2015", respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner waived fees of $529 for the Three and Nine Months Ended September 30, 2016.

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

The following is a summary of the tiered valuation input levels as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$37,994,499	$—	$37,994,499
Money Market Mutual Fund	$1,749,352	$—	$—	$1,749,352
Currency Futures Contracts (a)	$51,455	$—	$—	$51,455

(a)	Unrealized appreciation/(depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$36,495,207	$—	$36,495,207
Currency Futures Contracts (a)	$(394,359)	$—	$—	$(394,359)

(a)	Unrealized appreciation/(depreciation).

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

The Fund defines cash and cash equivalents to be cash and other highly liquid investments, with original maturities of three months or less when purchased.

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

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by maintaining cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statements of Financial Condition.

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

The Fair Value of Derivative Instruments is as follows:

	September 30, 2016		December 31, 2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$51,455	$—	$—	$(394,359)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the September 30, 2016 and December 31, 2015 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(732,447)	$(126,489)
	Net Change in Unrealized Gain (Loss)	1,053,983	(157,567)
Total		$321,536	$(284,056)

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,196,107	$(3,536,741)
	Net Change in Unrealized Gain (Loss)	445,814	658,884
Total		$1,641,921	$(2,877,857)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average Notional Value - Short	$(41,428,030)	$(43,799,130)	$(43,102,309)	$(42,953,597)

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

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$51,455	$(15,698)	$35,757	$—	$—	$35,757
Liabilities
Currency Futures Contracts	$(15,698)	$15,698	$—	$—	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$238,350	$(238,350)	$—	$—	$—	$—
Liabilities
Currency Futures Contracts	$(394,359)	$238,350	$(156,009)	$156,009	$—	$—

(a)	As of September 30, 2016 and December 31, 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00 and $6.00 per round-turn trade for the Three and Nine Months Ended September 30, 2016 and 2015, respectively.

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2016 and 2015, the Fund did not incur such expenses.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2016 and 2015.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2016 and December 31, 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2016 and 2015. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$21.93	$22.15	$21.42	$23.77
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	0.18	(0.15)	0.75	(1.69)
Net investment income (loss) (a)	(0.03)	(0.04)	(0.09)	(0.12)
Net income (loss)	0.15	(0.19)	0.66	(1.81)
Net asset value per Share, end of period	$22.08	$21.96	$22.08	$21.96
Market value per Share, beginning of period (b)	$21.97	$22.14	$21.43	$23.77
Market value per Share, end of period (b)	$22.08	$21.97	$22.08	$21.97

Ratio to average Net Assets (c)
Net investment income (loss)	(0.49)%	(0.75)%	(0.52)%	(0.75)%
Expenses, after waivers	0.78%	0.77%	0.78%	0.78%
Expenses, prior to waivers	0.78%	0.77%	0.78%	0.78%
Total Return, at net asset value (d)	0.68%	(0.86)%	3.08%	(7.61)%
Total Return, at market value (d)	0.50%	(0.77)%	3.03%	(7.57)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
(d)

Total Return, at net asset value is calculated assuming an initial investment made at the net asset value at the beginning of the period, reinvestment of all dividends and distributions at net asset value during the period, and redemption of Shares on the last day of the period. Total Return, at net asset value includes adjustments in accordance with accounting principles generally accepted in the United States of America and as such, the net asset value for financial reporting purposes and the returns based upon those net asset values may differ from the net asset value and returns for shareholder transactions.  Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period.  Not annualized for periods less than one year.

(11) Subsequent Events

On October 25, 2016, Invesco provided Deutsche Bank Securities Inc. (“DBSI”) with notice of intent to terminate the Futures and Options Agreement effective as of November 25, 2016 (“Termination Date”).  There are no termination penalties to be incurred by the Fund, the Managing Owner or DBSI in connection with the early termination of the Futures and Options Agreement.

Effective as of the Termination Date, the Managing Owner intends to engage Morgan Stanley & Co. LLC to provide the services currently provided by DBSI pursuant to the Futures and Options Agreement.

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

Between the Base Date and September 30, 2016, the Short Index closing level has ranged on a daily basis from as high as 153.28 on April 22, 2008 to as low as 91.91 on July 5, 2001. Past Index levels are not necessarily indicative of future Index levels.

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

Performance Summary

This Report covers the three months ended September 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended September 30, 2016” and the “Three Months Ended September 30, 2015”, respectively) and the nine months ended September 30, 2016 and 2015 (hereinafter referred to as the "Nine Months Ended September 30, 2016" and the "Nine Months Ended September 30, 2015", respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2016 and 2015” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2016 and 2015

	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2016	2015	2016	2015
DX Contract	0.87%	(0.65)%	3.69%	(6.88)%

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by the CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(0.2) million and $2.2 million for the Nine Months Ended September 30, 2016 and 2015, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

During the Nine Months Ended September 30, 2016, $117.9 million was paid to purchase United States Treasury Obligations and $116.5 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2015, $111.0 million was paid to purchase United States Treasury Obligations and $117.0 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and futures increased (decreased) Net cash provided by (used for) operating activities by $(0.0) million and $(0.7) million during the Nine Months Ended September 30, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(4.6) million and $13.0 million during the Nine Months Ended September 30, 2016 and 2015, respectively. This included $17.3 million and $26.4 million from Shares purchased by Authorized Participants and $21.9 million and $13.4 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2016 and 2015, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Fund Share Price Performance

For the Three Months Ended September 30, 2016, the NYSE Arca market value of each Share increased 0.50% from $21.97 per Share to $22.08 per Share. The Share price low and high for the Three Months Ended September 30, 2016 and related change from the Share price on June 30, 2016 was as follows: Shares traded at a low of $21.63 per Share (-1.55%) on July 22, 2016, and a high of $22.41 per Share (+2.03%) on August 18, 2016.

For the Three Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 0.77% from $22.14 per Share to $21.97 per Share. The Share price high and low for the Three Months Ended September 30, 2015 and related change from the Share price on June 30, 2015 was as follows: Shares traded at a low of $21.56 per Share (-2.64%) on July 20, 2015, and a high of $22.67 per Share (+2.39%) on August 24, 2015.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2016, the net asset value of each Share increased 0.68% from $21.93 per Share to $22.08 per Share. Rising currency futures contract prices for short DX Contracts during the Three Months Ended September 30, 2016 contributed to a 0.87% increase in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended September 30, 2016 was $0.3 million, primarily resulting from net realized gain (loss) of $(0.7) million, net change in unrealized gain (loss) of $1.1 million and operating expenses of $0.1 million.

For the Three Months Ended September 30, 2015, the net asset value of each Share decreased 0.86% from $22.15 per Share to $21.96 per Share. Falling currency futures contract prices for short DX Contracts during the Three Months Ended September 30, 2015 contributed to a 0.65% decrease in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended September 30, 2015 was $(0.4) million, primarily resulting from net realized gain (loss) of $(0.1) million, net change in unrealized gain (loss) of $(0.2) million and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Fund Share Price Performance

For the Nine Months Ended September 30, 2016, the NYSE Arca market value of each Share increased 3.03% from $21.43 per Share to $22.08 per Share. The Share price low and high for the Nine Months Ended September 30, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $21.22 per Share (-1.00%) on January 22, 2016, and a high of $22.78 per Share (+6.30%) on May 2, 2016.

For the Nine Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 7.57% from $23.77 per

Share to $21.97 per Share. The Share price high and low for the Nine Months Ended September 30, 2015 and related change from the

Share price on December 31, 2014 was as follows: Shares traded at a high of $23.55 per Share (-0.93%) on January 2, 2015, and a low of $21.11 per Share (-11.19%) on March 13, 2015.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2016, the net asset value of each Share increased 3.08% from $21.42 per Share to $22.08 per Share. Rising currency futures contracts prices for short DX Contracts during the Nine Months Ended September 30, 2016 contributed to a 3.69% increase in the level of the Short Index-TR.

Net income (loss) for the Nine Months Ended September 30, 2016 was $1.5 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $1.2 million, net change in unrealized gain (loss) of $0.4 million and operating expenses of $0.2 million.

For the Nine Months Ended September 30, 2015, the net asset value of each Share decreased 7.61% from $23.77 per Share to $21.96 per Share. Falling currency futures contract prices for short DX Contracts during the Nine Months Ended September 30, 2015 contributed to a 6.88% decrease in the level of the Short Index-TR.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2016.

				For the Nine Months Ended
				September 30, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$39,751,921	0.44%	$403,193	5

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

				For the Year Ended
				December 31, 2015
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$38,565,777	0.51%	$460,943	26

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. PricewaterhouseCoopers LLP has communicated that the circumstances which called into question its independence under the Loan Rule with respect to the audits of the Invesco Fund Complex are consistent with the circumstances described in the no action letter.  PricewaterhouseCoopers LLP also concluded that its objectivity and impartiality was not impaired with respect to the planning for and execution of the Funds’ audits and that they have complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Funds relying on the no action letter.  Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP have concluded that PricewaterhouseCoopers LLP can continue as the Fund’s independent registered public accounting firm.  The Invesco Fund Complex intends to rely upon the no-action letter.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2016 to July 31, 2016	200,000	$21.95
August 1, 2016 to August 31, 2016	—	$—
September 1, 2016 to September 30, 2016	—	$—
Total	200,000	$21.95
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund – September 30, 2016 and December 31, 2015 (Unaudited), (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - September 30, 2016 (Unaudited), (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - December 31, 2015 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund - For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2016 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2015 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund – For the Nine Months Ended September 30, 2016 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund – For the Nine Months Ended September 30, 2015 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund – For the Nine Months Ended September 30, 2016 and 2015 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund—September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer and President

Dated: November 7, 2016		By:	/S/ Steven Hill
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools