Form 10-Q
period 2017-03-31
POWERSHARES DB US DOLLAR INDEX BEARISH FUND; PowerShares DB US Dollar Index Trust
filed 2017-05-09
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2017: 1,800,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

March 31, 2017 and December 31, 2016

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $34,981,456 and $30,971,297, respectively)	$34,979,122	$30,970,236
Affiliated Investments, at value and cost	2,541,926	1,502,575
Total Investments, at value (cost $37,523,382 and $32,473,872, respectively)	37,521,048	32,472,811
Cash held by custodian	—	168,928
Receivable for:
Variation margin	24,656	134,300
Dividends from affiliates	1,087	452
Total assets	$37,546,791	$32,776,491
Liabilities
Payable for:
Management fee	$23,408	$22,842
Brokerage commissions and fees	4,999	4,510
Total liabilities	28,407	27,352
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	834	819
Shareholders' equity—Shares	37,517,550	32,748,320
Total shareholders' equity	37,518,384	32,749,139
Total liabilities and equity	$37,546,791	$32,776,491
General Shares outstanding	40	40
Shares outstanding	1,800,000	1,600,000

Net asset value per share	$20.84	$20.47

Market value per share	$20.82	$20.46

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

March 31, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.570% due April 6, 2017	34.65%	$12,999,402	$13,000,000
U.S. Treasury Bills, 0.745% due April 27, 2017	18.65	6,996,619	7,000,000
U.S. Treasury Bills, 0.720% due May 18, 2017	2.66	999,103	1,000,000
U.S. Treasury Bills, 0.515% due June 1, 2017 (b)	37.27	13,983,998	14,000,000
Total United States Treasury Obligations (cost $34,981,456)	93.23%	$34,979,122
Affiliated Investments			Shares
Money Market Mutual Fund
Premier U.S. Government Money Portfolio - Institutional Class, 0.60% (cost $2,541,926) (c)	6.78	2,541,926	2,541,926
Total Affiliated Investments (cost $2,541,926)	6.78%	$2,541,926
Total Investments (cost $37,523,382)	100.01%	$37,521,048

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $4,294,840 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2017.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(d)	Notional Value
Currency Futures Contracts
FNX-ICE Dollar Index (368 contracts, settlement date June 19, 2017)	1.41%	$528,539	$(36,880,224)
Total Currency Futures Contracts	1.41%	$528,539	$(36,880,224)

(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

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

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Income
Interest Income	$40,195	$25,332
Dividends from Affiliates	2,975	—
Total Income	43,170	25,332
Expenses
Management Fee	65,186	82,219
Brokerage Commissions and Fees	2,173	3,588
Interest Expense	65	255
Total Expenses	67,424	86,062
Less: Waivers	(1,115)	—
Net Expenses	66,309	86,062
Net Investment Income (Loss)	(23,139)	(60,730)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(320)
Currency Futures Contracts	232,612	522,592
Net Realized Gain (Loss)	232,612	522,272
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,273)	6,003
Currency Futures Contracts	416,115	1,551,012
Net Change in Unrealized Gain (Loss)	414,842	1,557,015
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	647,454	2,079,287
Net Income (Loss)	$624,315	$2,018,557

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2017	40	$819	1,600,000	$32,748,320	$32,749,139
Purchases of Shares			200,000	4,144,930	4,144,930
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			200,000	4,144,930	4,144,930
Net Income (Loss)
Net Investment Income (Loss)		(1)		(23,138)	(23,139)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		6		232,606	232,612
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		10		414,832	414,842
Net Income (Loss)		15		624,300	624,315
Net Change in Shareholders' Equity	—	15	200,000	4,769,230	4,769,245
Balance at March 31, 2017	40	$834	1,800,000	$37,517,550	$37,518,384

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$857	1,800,000	$38,564,920	$38,565,777
Purchases of Shares			600,000	12,855,909	12,855,909
Redemption of Shares			(200,000)	(4,282,026)	(4,282,026)
Net Increase (Decrease) due to Share Transactions			400,000	8,573,883	8,573,883
Net Income (Loss)
Net Investment Income (Loss)		(1)		(60,729)	(60,730)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		10		522,262	522,272
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		28		1,556,987	1,557,015
Net Income (Loss)		37		2,018,520	2,018,557
Net Change in Shareholders' Equity	—	37	400,000	10,592,403	10,592,440
Balance at March 31, 2016	40	$894	2,200,000	$49,157,323	$49,158,217

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$624,315	$2,018,557
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(20,969,964)	(45,960,108)
Proceeds from securities sold and matured	17,000,000	36,499,591
Cost of affiliated investments purchased	(6,979,998)	—
Proceeds from affiliated investments sold	5,940,647	—
Net accretion of discount on United States Treasury Obligations	(40,195)	(25,332)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	320
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	1,273	(6,003)
Change in operating receivables and liabilities:
Variation margin	109,644	(276,991)
Dividends from affiliates	(635)	—
Management fee	566	1,599
Brokerage commissions and fees	489	701
Net cash provided by (used for) operating activities	(4,313,858)	(7,747,666)
Cash flows from financing activities:
Proceeds from purchases of Shares	4,144,930	12,855,909
Redemption of Shares	—	(8,583,790)
Net cash provided by (used for) financing activities	4,144,930	4,272,119
Net change in cash	(168,928)	(3,475,547)
Cash at beginning of period	168,928	6,561,288
Cash at end of period	$—	$3,085,741
Supplemental disclosure of cash flow information
Cash paid for interest	$65	$255

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2017

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three months ended March 31, 2017 and 2016 (hereinafter referred to as the “Three Months Ended March 31, 2017” and the “Three Months Ended March 31, 2016”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 1, 2017.

(3) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short USD Currency Portfolio Index–Excess ReturnTM (the “Short Index” or the “Index”) over time. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess ReturnTM. The Index, as renamed, is identical to the Index prior to January 17, 2017, except with respect to the name of the Index. The inception date, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, inception date, rolling, etc.) with respect to the Index, on and after January 17, 2017, remained identical to the Index prior to January 17, 2017. The performance of the Fund also is intended to reflect the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund.  The Fund gains an exposure to United States Treasury Obligations through an investment in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index.  The Fund holds United States Treasury

Obligations, money market mutual funds (affiliated or otherwise) and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

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

The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner.  The indirect portion of the management fee that the Fund incurs through such investments are in addition to the Management Fee paid to the Managing Owner.  The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs through June 20, 2018.

The Managing Owner waived fees of $1,115 for the Three Months Ended March 31, 2017.

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, is the commodity trading advisor of the Trust and Fund and is an affiliate of the Managing Owner. The Managing Owner may utilize the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers receives no compensation for providing this service.

The Commodity Broker

Effective November 25, 2016, Morgan Stanley & Co. LLC became the Fund’s (the “Commodity Broker”). The Commodity Broker is registered with the Commodity Futures Trading Commission (the “CFTC”) as a futures commission merchant and is a member of the National Futures Association (“NFA”) in such capacity. A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. Prior to November 25, 2016, Deutsche Bank Securities Inc. served as the Fund’s clearing broker.

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

The following is a summary of the tiered valuation input levels as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$34,979,122	$—	$34,979,122
Money Market Mutual Fund	2,541,926	—	—	2,541,926
	2,541,926	34,979,122	—	37,521,048
Currency Futures Contracts (a)	528,539	—	—	528,539
Total Investments	$3,070,465	$34,979,122	$—	$38,049,587

(a)	Unrealized appreciation/(depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$30,970,236	$—	$30,970,236
Money Market Mutual Fund	1,502,575	—	—	1,502,575
	1,502,575	30,970,236	—	32,472,811
Currency Futures Contracts (a)	112,424	—	—	112,424
Total Investments	$1,614,999	$30,970,236	$—	$32,585,235

(a)	Unrealized appreciation/(depreciation).

(d) Deposits with Commodity Broker and Custodian

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to the CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker. The Fund may deposit T-Bill ETFs and money market mutual funds with the Commodity Broker as margin, to the extent permissible under CFTC rules.

The Fund’s remaining cash, United States Treasury Obligations, money market mutual fund, and T-Bill ETFs are on deposit with its Custodian. The Fund is permitted to temporarily carry a negative or overdrawn balance in its account with the Custodian. Such balances, if any at period-end, are shown on the Statements of Financial Condition under the payable caption Due to Custodian.

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

(h) Currency Futures Contracts

The Fund utilizes derivative instruments to achieve its investment objective. A futures contract is an agreement between counterparties to purchase or sell a specified underlying security or index for a specified price at a future date. All of the Fund’s currency futures contracts are held and used for trading purposes. Initial margin deposits required upon entering into futures contracts are satisfied by the segregation of specific securities or cash as collateral with the Commodity Broker. During the period the futures contracts are open, changes in the value of the contracts are recognized as unrealized gains or losses by recalculating the value of the contracts on a daily basis. Subsequent or variation margin payments are received or made depending upon whether unrealized gains or losses are incurred. These amounts are reflected as a receivable or payable on the Statements of Financial Condition. When the contracts are closed or expire, the Fund recognizes a realized gain or loss equal to the difference between the proceeds from, or cost of, the closing transaction and the Fund’s basis in the contract. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

The Fair Value of Derivative Instruments is as follows:

	March 31, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$528,539	$—	$112,424	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the March 31, 2017 and December 31, 2016 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$232,612	$522,592
	Net Change in Unrealized Gain (Loss)	416,115	1,551,012
Total		$648,727	$2,073,604

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2017	2016
Average Notional Value - Short	$(34,134,848)	$(45,859,615)

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations and T-Bill ETFs, if any, on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2017, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$528,539	$(503,883)	$24,656	$—	$—	$24,656
Liabilities
Currency Futures Contracts	$(503,883)	$503,883	$—	$—	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$134,300	$—	$134,300	$—	$—	$134,300
Liabilities
Currency Futures Contracts	$—	$—	$—	$—	$—	$—

(a)	As of March 31, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade for the Three Months Ended March 31, 2017 and 2016, respectively.

(j) Routine Operational, Administrative and Other Ordinary Expenses

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

(k) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2017 and 2016, the Fund did not incur such expenses.

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

No distributions were paid for the Three Months Ended March 31, 2017 and 2016.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$20.47	$21.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	0.38	0.95
Net investment income (loss) (a)	(0.01)	(0.03)
Net income (loss)	0.37	0.92
Net asset value per Share, end of period	$20.84	$22.34
Market value per Share, beginning of period (b)	$20.46	$21.43
Market value per Share, end of period (b)	$20.82	$22.34

Ratio to average Net Assets (c)
Net investment income (loss)	(0.27)%	(0.55)%
Expenses, after waivers	0.76%	0.78%
Expenses, prior to waivers	0.78%	0.78%
Total Return, at net asset value (d)	1.81%	4.29%
Total Return, at market value (d)	1.76%	4.25%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of our control. PowerShares DB US Dollar Index Bearish Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Any forward-looking statement in this report is based only on information currently available to us and speaks only as of the date on which it is made. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (“Invesco”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

PowerShares DB US Dollar Index Bearish Fund (the “Fund”), a series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust, establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short USD Currency Portfolio Index–Excess ReturnTM (the “Short Index” or the “Index”) over time. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess ReturnTM. The Index, as renamed, is identical to the Index prior to January 17, 2017, except with respect to the name of the Index. The inception date, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, inception date, rolling, etc.) with respect to the Index, on and after January 17, 2017, remained identical to the Index prior to January 17, 2017. The performance of the Fund also is intended to reflect the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund gains an exposure to United States Treasury Obligations through an investment in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund holds United States Treasury Obligations, money market mutual funds and T-Bill ETFs, if any, for margin and/or cash management purposes only.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities Inc. (collectively, “Deutsche Bank”). The Deutsche Bank Short USD Currency Portfolio Index—Excess ReturnTM (the “Index”) is the exclusive property of Deutsche Bank Securities Inc. “DBIQ” is a service mark of Deutsche Bank AG and has been licensed for use for certain purposes by Deutsche Bank Securities Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

Between the Base Date and March 31, 2017, the Short Index closing level has ranged on a daily basis from as high as 153.28 on April 22, 2008 to as low as 91.91 on July 5, 2001. Past Index levels are not necessarily indicative of future Index levels.

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

Performance Summary

This Report covers the three months ended March 31, 2017 and 2016 (hereinafter referred to as the “Three Months Ended March 31, 2017” and the “Three Months Ended March 31, 2016”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Short USD Currency Portfolio Index—Total ReturnTM (Short Index-TR), consists of the Index plus 3-month United States Treasury Obligations returns. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess ReturnTM. The Index, as renamed, is identical to the Index prior to January 17, 2017, except with respect to the name of the Index. The inception date, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, inception date, rolling, etc.) with respect to the Index, on and after January 17, 2017, remained identical to the Index prior to January 17, 2017. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index—Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2017 and 2016” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index—Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2017 and 2016

	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended
	March 31,
Underlying Index	2017	2016
DX Contract	2.06%	4.50%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Short USD Currency Portfolio Index—Total ReturnTM (the “Short Index-TR”). The only difference between the Index and the Short Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Short Index-TR does include such a component. The difference between the Index and the Short Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Short Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Currency futures contracts, United States Treasury Obligations, T-Bill ETFs and money market mutual funds are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value, if any, reported in the Statements of Income and Expenses.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in currency futures contracts and United States Treasury Obligations, money market mutual funds, T-Bill ETFs and cash, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with The Bank of New York Mellon. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund.  Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

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

Capital Resources

The Fund does not have any material commitments for capital expenditures as of the end of the latest fiscal period.

The Fund is unaware of any (i) anticipated known demands, commitments of capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

Cash Flows

A primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations, money market mutual funds and T-Bill ETFs and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $(4.3) million and $(7.7) million for the Three Months Ended March 31, 2017 and 2016, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations and affiliated investments which are held at fair value on the Statements of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund holds United States Treasury Obligations, money market mutual funds (affiliated or otherwise) and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Three Months Ended March 31, 2017, $21.0 million was paid to purchase United States Treasury Obligations and $17.0 million was received from sales and maturing United States Treasury Obligations. During the Three Months Ended March 31, 2016, $46.0 million was paid to purchase United States Treasury Obligations and $36.5 million was received from sales and maturing United States Treasury Obligations. $5.9 million was received from sales of affiliated investments and $7.0 million was paid to purchase affiliated investments during the Three Months Ended March 31, 2017. There were no purchases or sales of affiliated investments during the Three Months Ended March 31, 2016.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $4.1 million and $4.3 million during the Three Months Ended March 31, 2017 and 2016, respectively. This included $4.1 million and $12.9 million from Shares purchased by Authorized

Participants and $0 million and $8.6 million from Shares redeemed by Authorized Participants during the Three Months Ended March 31, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Fund seeks to track changes whether positive or negative, in the closing levels of the Deutsche Bank Short USD Currency Portfolio Index— Excess ReturnTM (the “Short Index” or the “Index”), over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess ReturnTM. The Index, as renamed, is identical to the Index prior to January 17, 2017, except with respect to the name of the Index. The inception date, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, inception date, rolling, etc.) with respect to the Index, on and after January 17, 2017, remained identical to the Index prior to January 17, 2017. The Fund gains an exposure to United States Treasury Obligations through an investment in exchange-traded funds (affiliated or otherwise) that track indexes  that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund holds United States Treasury Obligations, money market mutual funds and T-Bill ETFs, if any, for margin and/or cash management purposes only.

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DB Short US Dollar Index (USDX) Futures Index ER”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the DX Contracts. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the DX Contracts, which may compel the Fund to trade futures or other instruments that are not the DX Contracts as proxies for the DX Contracts. The interest rate and dividend income actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in the net asset value per Share and changes in the level of the Index over any period of time. The dividends received by the Fund from its holdings in money market mutual funds, if any, and the dividends or distributions of capital gains from its holdings of T-Bill ETFs, if any, are not taken into account when determining the performance of the Index and, therefore, it may also contribute to those discrepancies. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to those discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income from the Fund’s holdings of United States Treasury Obligations could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and together with the dividends and capital gains distributions, if any, could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the DX Contracts as proxies for the DX Contracts could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF MARKET, NAV AND DB SHORT USD CURRENCY PORTFOLIO INDEX ER (RENAMED JANUARY 2017) FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

Deutsche Bank Short USD Currency Portfolio Index–Excess ReturnTM (renamed January 2017) is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX. BECAUSE THE INDEX WAS ESTABLISHED IN AUGUST 2006 (RENAMED JANUARY 2017), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Fund Share Price Performance

For the Three Months Ended March 31, 2017, the NYSE Arca market value of each Share increased 1.76% from $20.46 per Share to $20.82 per Share. The Share price low and high for the Three Months Ended March 31, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $20.27 per Share (-0.93%) on January 3, 2017, and a high of $21.10 per Share (+3.10%) on March 27, 2017.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2017, the net asset value of each Share increased 1.81% from $20.47 per Share to $20.84 per Share. Rising currency futures contract prices for short DX Contracts during the Three Months Ended March 31, 2017 contributed to a 2.06% increase in the level of the Short Index-TR.

Net income (loss) for the Three Months Ended March 31, 2017 was $0.6 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $0.2 million, net change in unrealized gain (loss) of $0.4 million and operating expenses of $0.1 million.

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

VaR is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (one day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2017.

				For the Three Months Ended
				March 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$37,518,384	0.38%	$331,860	—

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$32,749,139	0.40%	$304,752	10

 *The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look back.

THE FUND’S NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations, T-Bill ETFs and money markets mutual funds. The market risk represented by these investments is expected to be immaterial.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

As noted above, The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations, T-Bill ETFs and money market mutual funds. As such, the market risk represented by these investments is expected to be immaterial.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP's Independence Could Have Potentially Adverse Consequences for the Fund.

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

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. In addition, the SEC has indicated that the no-action relief will expire 18 months from its issuance, after which the Invesco Funds will no longer be able to rely on the letter unless its term is extended or made permanent by the SEC Staff.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2017 to January 31, 2017	$—	$—
February 1, 2017 to February 28, 2017	$—	$—
March 1, 2017 to March 31, 2017	$—	$—
Total	$—	$—
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund – March 31, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - March 31, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund - For the Three Months Ended March 31, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2016 (Unaudited), (vii) the Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2017 and 2016 (Unaudited), and (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund—March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: May 8, 2017		By:	/S/ Steven Hill
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools