Form 10-Q
period 2017-06-30
POWERSHARES DB US DOLLAR INDEX BEARISH FUND; PowerShares DB US Dollar Index Trust
filed 2017-08-08
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of outstanding Shares as of June 30, 2017: 2,000,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2017 and December 31, 2016

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $40,960,871 and $30,971,297, respectively)	$40,963,943	$30,970,236
Affiliated Investments, at value and cost	2,504,620	1,502,575
Total Investments, at value (cost $43,465,491 and $32,473,872, respectively)	43,468,563	32,472,811
Cash held by custodian	167,454	168,928
Receivable for:
Variation margin	—	134,300
Dividends from affiliates	1,330	452
Total assets	$43,637,347	$32,776,491
Liabilities
Payable for:
Variation margin	$24,365	$—
Management fee	25,652	22,842
Brokerage commissions and fees	5,003	4,510
Total liabilities	55,020	27,352
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	872	819
Shareholders' equity—Shares	43,581,455	32,748,320
Total shareholders' equity	43,582,327	32,749,139
Total liabilities and equity	$43,637,347	$32,776,491
General Shares outstanding	40	40
Shares outstanding	2,000,000	1,600,000

Net asset value per share	$21.79	$20.47

Market value per share	$21.79	$20.46

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

June 30, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.840% due July 6, 2017	29.83%	$12,999,181	$13,000,000
U.S. Treasury Bills, 0.890% due July 27, 2017 (b)	18.34	7,995,656	8,000,000
U.S. Treasury Bills, 0.960% due August 31, 2017	41.24	17,972,928	18,000,000
U.S. Treasury Bills, 0.990% due September 14, 2017	4.58	1,996,178	2,000,000
Total United States Treasury Obligations (cost $40,960,871)	93.99%	$40,963,943
Affiliated Investments			Shares
Money Market Mutual Fund
Premier U.S. Government Money Portfolio - Institutional Class, 0.86% (cost $2,504,620) (c)	5.75	2,504,620	2,504,620
Total Investments (cost $43,465,491)	99.74%	$43,468,563

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $2,998,200 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of June 30, 2017.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(d)	Notional Value
Currency Futures Contracts
FNX-ICE Dollar Index (443 contracts, settlement date September 18, 2017)	1.48%	$642,855	$(42,271,503)
Total Currency Futures Contracts	1.48%	$642,855	$(42,271,503)

(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

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

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income
Interest Income	$70,352	$28,726	$110,547	$54,058
Dividends from Affiliates	4,714	—	7,689	—
Total Income	75,066	28,726	118,236	54,058
Expenses
Management Fee	74,906	81,669	140,092	163,888
Brokerage Commissions and Fees	1,978	2,611	4,151	6,199
Interest Expense	113	129	178	384
Total Expenses	76,997	84,409	144,421	170,471
Less: Waivers	(1,707)	—	(2,822)	—
Net Expenses	75,290	84,409	141,599	170,471
Net Investment Income (Loss)	(224)	(55,683)	(23,363)	(116,413)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	1,987	—	1,667
Currency Futures Contracts	1,675,950	1,405,962	1,908,562	1,928,554
Net Realized Gain (Loss)	1,675,950	1,407,949	1,908,562	1,930,221
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	5,406	(6,266)	4,133	(263)
Currency Futures Contracts	114,316	(2,159,181)	530,431	(608,169)
Net Change in Unrealized Gain (Loss)	119,722	(2,165,447)	534,564	(608,432)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	1,795,672	(757,498)	2,443,126	1,321,789
Net Income (Loss)	$1,795,448	$(813,181)	$2,419,763	$1,205,376

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2017	40	$834	1,800,000	$37,517,550	$37,518,384
Purchases of Shares			200,000	4,268,495	4,268,495
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			200,000	4,268,495	4,268,495
Net Income (Loss)
Net Investment Income (Loss)		—		(224)	(224)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		36		1,675,914	1,675,950
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		2		119,720	119,722
Net Income (Loss)		38		1,795,410	1,795,448
Net Change in Shareholders' Equity	—	38	200,000	6,063,905	6,063,943
Balance at June 30, 2017	40	$872	2,000,000	$43,581,455	$43,582,327

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2016	40	$894	2,200,000	$49,157,323	$49,158,217
Purchases of Shares			200,000	4,487,219	4,487,219
Redemption of Shares			(400,000)	(8,965,745)	(8,965,745)
Net Increase (Decrease) due to Share Transactions			(200,000)	(4,478,526)	(4,478,526)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(55,682)	(55,683)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		22		1,407,927	1,407,949
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(38)		(2,165,409)	(2,165,447)
Net Income (Loss)		(17)		(813,164)	(813,181)
Net Change in Shareholders' Equity	—	(17)	(200,000)	(5,291,690)	(5,291,707)
Balance at June 30, 2016	40	$877	2,000,000	$43,865,633	$43,866,510

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2017	40	$819	1,600,000	$32,748,320	$32,749,139
Purchases of Shares			400,000	8,413,425	8,413,425
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			400,000	8,413,425	8,413,425
Net Income (Loss)
Net Investment Income (Loss)		(1)		(23,362)	(23,363)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		42		1,908,520	1,908,562
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		12		534,552	534,564
Net Income (Loss)		53		2,419,710	2,419,763
Net Change in Shareholders' Equity	—	53	400,000	10,833,135	10,833,188
Balance at June 30, 2017	40	$872	2,000,000	$43,581,455	$43,582,327

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

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$2,419,763	$1,205,376
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(63,879,027)	(79,938,661)
Proceeds from securities sold and matured	54,000,000	73,497,316
Cost of affiliated investments purchased	(16,257,361)	—
Proceeds from affiliated investments sold	15,255,316	—
Net accretion of discount on United States Treasury Obligations	(110,547)	(54,058)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(1,667)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(4,133)	263
Change in operating receivables and liabilities:
Variation margin	158,665	30,507
Dividends from affiliates	(878)	—
Management fee	2,810	(1,635)
Brokerage commissions and fees	493	461
Net cash provided by (used for) operating activities	(8,414,899)	(5,262,098)
Cash flows from financing activities:
Proceeds from purchases of Shares	8,413,425	17,343,128
Redemption of Shares	—	(17,549,535)
Net cash provided by (used for) financing activities	8,413,425	(206,407)
Net change in cash	(1,474)	(5,468,505)
Cash at beginning of period	168,928	6,561,288
Cash at end of period	$167,454	$1,092,783
Supplemental disclosure of cash flow information
Cash paid for interest	$178	$384

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

June 30, 2017

Note 1 – Organization

PowerShares DB US Dollar Index Bearish Fund (the “Fund”), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), was formed as a Delaware statutory trust on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust, as amended, and Trust Agreement of the Trust (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

On October 24, 2014, DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco PowerShares Capital Management LLC (“Invesco”) entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS agreed to transfer and sell to Invesco all of DBCS’ interests in the Trust and the Trust’s two separate series, one of which is the Fund, including the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).

The Transaction was consummated on February 23, 2015 (the “Closing Date”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”). The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 general shares (the “General Shares”) of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the Agreement. The fiscal year end of the Fund is December 31st.

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short USD Currency Portfolio Index–Excess ReturnTM (the “Index”) over time. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess ReturnTM. The Index, as renamed, is identical to the Index prior to its name change on January 17, 2017. The performance of the Fund also is intended to reflect the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund.

The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the Index. The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the Index—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC ) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three months ended June 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended June 30, 2017” and the “Three Months Ended June 30, 2016”, respectively) and the six months ended June 30, 2017 and 2016 (hereinafter referred to as the "Six Months Ended June 30, 2017" and the "Six Months Ended June 30, 2016", respectively). The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

Note 2 – Summary of Significant Accounting Policies

A.  Basis of Presentation

The financial statements of the Fund have been prepared using U.S. GAAP.

The Fund has determined that it meets the definition of an investment company and has prepared the financial statements in conformity with U.S. GAAP for investment companies in conformity with accounting and reporting guidance of the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services— Investment Companies.

B.  Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates by a significant amount. In addition, the Fund monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are released to print.

C.  Investment Valuations

Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end-of-day net asset value (“NAV”) per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded.

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

D.  Investment Transactions and Investment Income

Investment transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of securities or derivatives are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the sale or disposition occurs, respectively. Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Dividend income (net of withholding tax, if any) is recorded on the ex-dividend date.

E.  Profit and Loss Allocations and Distributions

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

No distributions were paid for the Three and Six Months Ended June 30, 2017 and 2016.

F.  Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner is responsible for all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. The Fund does not reimburse the Managing Owner for the routine operational, administrative and other ordinary expenses of the Fund.

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other nonroutine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Six Months Ended June 30, 2017 and 2016, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker since November 25, 2016 and the Predecessor Commodity Broker (as define below) for the period prior to November 25, 2016, as applicable were less than $6.00 and $6.00 per round-turn trade during the Three and Six Months Ended June 30, 2017 and 2016, respectively.

I.  Income Taxes

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

J.  Currency Futures Contracts

The Fund utilizes derivative instruments to achieve its investment objective. A currency futures contract is an agreement between counterparties to purchase or sell a specified underlying currency for a specified price, or to pay or receive a cash amount based on the value of an index or other reference instrument, at a future date. Initial margin deposits required upon entering into futures contracts are satisfied by the segregation of specific securities or cash as collateral with the Commodity Broker. During the period that the currency futures contracts are open, changes in the value of the contracts are recognized as unrealized gains or losses by recalculating the value of the contracts on a daily basis. Subsequent or variation margin payments are received or made depending upon whether unrealized gains or losses are incurred. These amounts are reflected as a receivable or payable on the Statements of Financial Condition. When the contracts are closed or expire, the Fund recognizes a realized gain or loss equal to the difference between the proceeds from, or cost of, the closing transaction and the Fund’s basis in the contract. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

Note 3 – Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss in excess of the amounts shown on the Statements of Financial Condition. The financial instruments used by the Fund are currency futures contracts, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by the Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above.

Note 4 – Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”), has the power and authority to execute and file certificates as required by the Delaware Statutory Trust Act and to accept service of process on the Fund in the State of Delaware. The Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee will serve in that capacity until such time as the Managing Owner removes the Trustee or the Trustee resigns and a successor is appointed by the Managing Owner. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments are in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs through June 20, 2018.

The Managing Owner waived fees of $1,707 and $2,822 for the Three and Six Months Ended June 30, 2017, respectively. The Managing Owner did not waive any fees for the Three and Six Months Ended  June 30, 2016.

The Distributor

Effective June 20, 2016, Invesco Distributors, Inc. (the “Distributor”) became distributor and began providing certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund’s administrator, The Bank of New York Mellon (the “Administrator” and the "Custodian") with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

The Managing Owner pays the Distributor a distribution fee out of the Management Fee.

The Commodity Broker

Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator fees for its services out of the Management Fee.

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

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, is the commodity trading advisor of the Fund and is an affiliate of the Managing Owner. The Managing Owner may utilize the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers receives no compensation for providing this service.

Note 5 – Deposits with Commodity Broker and Custodian

The Fund deposits cash and United States Treasury Obligations with the Commodity Broker, subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations with the Commodity Broker. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker. The Fund may deposit T-Bill ETFs and money market mutual funds with the Commodity Broker as margin, to the extent permissible under CFTC rules. Prior to November 25, 2016, Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”) served as the Fund’s clearing broker.

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

The Fund’s remaining cash, United States Treasury Obligations, T-Bill ETFs and money market mutual fund holdings are on deposit with the Custodian. The Fund is permitted to temporarily carry a negative or overdrawn balance in its account with the Custodian. Such balances, if any at period-end, are shown on the Statements of Financial Condition under the payable caption Due to custodian.

Note 6 – Additional Valuation Information

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

The following is a summary of the tiered valuation input levels as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$40,963,943	$—	$40,963,943
Money Market Mutual Fund	2,504,620	—	—	2,504,620
	2,504,620	40,963,943	—	43,468,563
Currency Futures Contracts (a)	642,855	—	—	642,855
Total Investments	$3,147,475	$40,963,943	$—	$44,111,418

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$30,970,236	$—	$30,970,236
Money Market Mutual Fund	1,502,575	—	—	1,502,575
	1,502,575	30,970,236	—	32,472,811
Currency Futures Contracts (a)	112,424	—	—	112,424
Total Investments	$1,614,999	$30,970,236	$—	$32,585,235

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$642,855	$—	$112,424	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2017 and December 31, 2016 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$642,855	$(667,220)	$(24,365)	$24,365	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$134,300	$—	$134,300	$—	$—	$134,300

(a)	As of June 30, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,675,950	$1,405,962
	Net Change in Unrealized Gain (Loss)	114,316	(2,159,181)
Total		$1,790,266	$(753,219)

		For the Six Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,908,562	$1,928,554
	Net Change in Unrealized Gain (Loss)	530,431	(608,169)
Total		$2,438,993	$1,320,385

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average Notional Value - Short	$(38,789,869)	$(43,665,569)	$(36,402,663)	$(44,374,654)

Note 8 – Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator, which also serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. Each Basket consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to three business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to three business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to three business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the NAV of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s futures contracts are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at the redemption order settlement date as of 2:45 p.m., Eastern Time, on the redemption order settlement date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

Note 9 – Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate. As of June 30, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 10 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the Three and Six Months Ended June 30, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$20.84	$22.34	$20.47	$21.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	0.95	(0.38)	1.33	0.57
Net investment income (loss) (a)	(0.00)	(0.03)	(0.01)	(0.06)
Net income (loss)	0.95	(0.41)	1.32	0.51
Net asset value per Share, end of period	$21.79	$21.93	$21.79	$21.93
Market value per Share, beginning of period (b)	$20.82	$22.34	$20.46	$21.43
Market value per Share, end of period (b)	$21.79	$21.97	$21.79	$21.97

Ratio to average Net Assets (c)
Net investment income (loss)	(0.00)%	(0.51)%	(0.13)%	(0.53)%
Expenses, after waivers	0.75%	0.78%	0.76%	0.78%
Expenses, prior to waivers	0.77%	0.78%	0.77%	0.78%
Total Return, at net asset value (d)	4.56%	(1.84)%	6.45%	2.38%
Total Return, at market value (d)	4.66%	(1.66)%	6.50%	2.52%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
(d)

Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions.  Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. PowerShares DB US Dollar Index Bearish Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

On February 23, 2015 (the “Closing Date”) Invesco completed the purchase of the assets of DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), including all of its interests in the Fund and the sole and exclusive power to direct the business and affairs of PowerShares DB US Dollar Index Trust (the “Trust”)and the Fund, as well as certain other assets pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”). The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association ("NFA").

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short USD Currency Portfolio Index–Excess ReturnTM (the “Index”) over time. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess ReturnTM. The Index, as renamed, is identical to the Index prior to its name change on January 17, 2017. The performance of the Fund also is intended to reflect the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the Index. The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the Index—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The USDX® mark is a registered service mark owned by ICE Futures U.S., Inc.

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Fund’s portfolio. The market price of the Shares may not be identical to the net asset value (“NAV”) per Share, but these two valuations are expected to be very close.

Index Description

The Managing Owner pays Deutsche Bank Securities Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties. Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index. The Managing Owner has entered into a license agreement with the Index Sponsor to use the Index.

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

The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. Dollar relative to March 1973. March 1973 was chosen as the base period of the Index because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

The following table reflects the index base weights (the “Index Base Weights”) of each Index Currency from March 1973 to June 30, 2017 with respect to the Index:

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

Market Risk

Trading in futures contracts involves the Fund entering into contractual commitments to purchase a particular currency at a specified date and price. The market risk associated with the Fund’s commitments to purchase currencies is limited to the gross or face amount of the contracts held.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to the Fund.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to certain eligible financial institutions (the “Authorized Participants”). The Fund in turn allocates its net assets to currency futures trading. A significant portion of the NAV is held in United States Treasury Obligations which may be used as margin for the Fund’s trading in currency futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

The Fund’s foreign currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, currency futures exchanges may limit fluctuations in certain currency futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although the Eligible Index Currencies that the Fund invests in are not currently subject to daily limits, the Eligible Index Currencies could become subject to such limits in the future. Such market conditions could prevent the Fund from promptly liquidating its currency futures positions.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including the Commodity Broker and/or exchange clearing houses) to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (the “Baskets”). Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to three business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

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

Cash Flows

A primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations, money market mutual funds and T-Bill ETFs and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is seeking to track.

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., Citadel Securities LLC and ABN AMRO Clearing Chicago (USA) LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $(8.4) million and $(5.3) million for the Six Months Ended June 30, 2017 and 2016, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations and affiliated investments which are held at fair value on the Statements of Financial Condition. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds (affiliated or otherwise) and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Six Months Ended June 30, 2017, $63.9 million was paid to purchase United States Treasury Obligations and $54.0 million was received from sales and maturing United States Treasury Obligations. During the Six Months Ended June 30, 2016, $79.9 million was paid to purchase United States Treasury Obligations and $73.5 million was received from sales and maturing United States Treasury Obligations. $15.3 million was received from sales of affiliated investments and $16.3 million was paid to purchase affiliated investments during the Six Months Ended June 30, 2017. There were no purchases or sales of affiliated investments during the Six Months Ended June 30, 2016.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $8.4 million and $(0.2) million during the Six Months Ended June 30, 2017 and 2016, respectively. This included $8.4 million and $17.3 million from Shares purchased by Authorized Participants and $0 million and $17.5 million from Shares redeemed by Authorized Participants during the Six Months Ended June 30, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “Deutsche Bank Short USD Currency Portfolio Index-Excess ReturnTM ”) during the Three and Six Months Ended June 30, 2017 and 2016, respectively. Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income or T-Bill ETF Income. There can be no assurance that the price of the Shares of the Fund’s NAV will exceed the Index level at any time.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Performance Summary

This Report covers the three months ended June 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended June 30, 2017” and the “Three Months Ended June 30, 2016”, respectively) and the six months ended June 30, 2017 and 2016 (hereinafter referred to as the “Six Months Ended June 30, 2017” and the “Six Months Ended June 30, 2016”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess ReturnTM. The Index, as renamed, is identical to the Index prior to its name change on January 17, 2017. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM (the “Short Index–TRTM”), consists of the Index plus 3-month United States Treasury Obligations returns.

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2017 and 2016” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index plus the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2017 and 2016

	AGGREGATE RETURNS FOR THE SHORT INDEX–TR
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2017	2016	2017	2016
DX Contract	4.76%	(1.64)%	6.92%	2.79%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the Short Index–TRTM. The only difference between the Index and the Short Index–TRTM is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Short Index–TRTM does include such a component. Thus, the difference between the Index and the Short Index–TRTM is attributable entirely to the interest income attributable to the fixed income securities reflected in the Short Index–TRTM. The Short Index–TRTM does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Short Index–TRTM. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, the aggregate return on an investment in the Fund is expected to underperform the Index.

FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Fund Share Price Performance

For the Three Months Ended June 30, 2017, the NYSE Arca market value of each Share increased 4.66% from $20.82 per Share to $21.79 per Share. The Share price low and high for the Three Months Ended June 30, 2017 and related change from the Share price on March 31, 2017 was as follows: Shares traded at a low of $20.67 per Share (-0.72%) on April 7, 2017, and a high of $21.82 per Share (+4.80%) on June 29, 2017.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2017, the NAV of each Share increased 4.56% from $20.84 per Share to $21.79 per Share. Rising currency futures contract prices for short DX Contracts during the Three Months Ended June 30, 2017 contributed to an overall 4.53% increase in the level of the Index and to a 4.76% increase in the level of the Short Index–TRTM.

Net income (loss) for the Three Months Ended June 30, 2017 was $1.8 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $1.7 million, net change in unrealized gain (loss) of $0.1 million and operating expenses of $0.1 million.

For the Three Months Ended June 30, 2016, the NAV of each Share decreased 1.83% from $22.34 per Share to $21.93 per Share. Falling currency futures contract prices for short DX Contracts during the Three Months Ended June 30, 2016 contributed to a 1.64% decrease in the level of the Short Index–TRTM.

Net income (loss) for the Three Months Ended June 30, 2016 was $(0.8) million, primarily resulting from net realized gain (loss) of $1.4 million, net change in unrealized gain (loss) of $(2.2) million and operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Fund Share Price Performance

For the Six Months Ended June 30, 2017, the NYSE Arca market value of each Share increased 6.50% from $20.46 per Share to $21.79 per Share. The Share price low and high for the Six Months Ended June 30, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $20.27 per Share (-0.93%) on January 3, 2017, and a high of $21.82 per Share (+6.62%) on June 29, 2017.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2017, the NAV of each Share increased 6.45% from $20.47 per Share to $21.79 per Share. Rising currency futures contracts prices for short DX Contracts during the Six Months Ended June 30, 2017 contributed to an overall 6.52% increase in the level of the Index and to a 6.92% increase in the level of the Short Index–TRTM.

Net income (loss) for the Six Months Ended June 30, 2017 was $2.4 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $1.9 million, net change in unrealized gain (loss) of $0.5 million and operating expenses of $0.1 million.

For the Six Months Ended June 30, 2016, the NAV of each Share increased 2.38% from $21.42 per Share to $21.93 per Share. Rising currency futures contracts prices for short DX Contracts during the Six Months Ended June 30, 2016 contributed to a 2.79% increase in the level of the Short Index–TRTM.

Net income (loss) for the Six Months Ended June 30, 2016 was $1.2 million, primarily resulting from $0.1 million of interest income, net realized gain (loss) of $1.9 million, net change in unrealized gain (loss) of $(0.6) million and operating expenses of $0.2 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the Year Ended December 31, 2016.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”), respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner. Since the Closing Date and up to November 25, 2016, the Predecessor Commodity Broker served as the Fund’s futures clearing broker, and all commission accruals from the Closing Date up to November 25, 2016 have been paid to the Predecessor Commodity Broker. Since November 25, 2016, all commission accruals have been paid to the Commodity Broker.

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

VaR is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (one day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of these considerations, as well as the risks and uncertainties intrinsic to all future projections, the following VaR presentation does not constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2017.

				For the Six Months Ended
				June 30, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$43,582,327	0.35%	$351,033	—

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$32,749,139	0.40%	$304,752	10

*

The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look back.

THE FUND’S NON-TRADING MARKET RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations, T-Bill ETFs and money market mutual funds. As such, the market risk represented by these investments is not expected to be material. Although the Fund purchases and sells shares of T-Bill ETFs on an exchange, it does not establish or liquidate those positions for trading purposes.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING MARKET RISK EXPOSURE

As noted above, the Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations, T-Bill ETFs and money market mutual funds. As such, the market risk represented by these investments is not expected to be material.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not actively manage the Fund to avoid losses. The Fund takes short positions through investments in certain futures contracts and does not employ “stop-loss” techniques.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2017 to April 30, 2017	$—	$—
May 1, 2017 to May 31, 2017	$—	$—
June 1, 2017 to June 30, 2017	$—	$—
Total	$—	$—

 Item  3.Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund – June 30, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - June 30, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund - For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended June 30, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended June 30, 2016 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Six Months Ended June 30, 2017 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Six Months Ended June 30, 2016 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund – Six Months Ended June 30, 2017 and 2016 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund— June 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: August 7, 2017		By:	/S/ Steven Hill
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools