Form 10-Q
period 2017-09-30
POWERSHARES DB US DOLLAR INDEX BEARISH FUND; PowerShares DB US Dollar Index Trust
filed 2017-11-09
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of outstanding Shares as of September 30, 2017: 2,200,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $46,852,106 and $30,971,297, respectively)	$46,854,118	$30,970,236
Affiliated Investments, at value and cost	2,203,236	1,502,575
Other investments:
Variation margin receivable- Currency Futures Contracts	26,497	134,300
Cash held by custodian	—	168,928
Receivable for:
Dividends from affiliates	2,400	452
Total assets	$49,086,251	$32,776,491
Liabilities
Payable for:
Management fee	$29,178	$22,842
Brokerage commissions and fees	4,996	4,510
Total liabilities	34,174	27,352
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	892	819
Shareholders' equity—Shares	49,051,185	32,748,320
Total shareholders' equity	49,052,077	32,749,139
Total liabilities and equity	$49,086,251	$32,776,491
General Shares outstanding	40	40
Shares outstanding	2,200,000	1,600,000

Net asset value per share	$22.30	$20.47

Market value per share	$22.29	$20.46

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

September 30, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.000% due November 24, 2017	26.46%	$12,981,068	$13,000,000
U.S. Treasury Bills, 1.020% due December 7, 2017	4.07	1,996,407	2,000,000
U.S. Treasury Bills, 1.050% due January 4, 2018 (b)	26.43	12,965,112	13,000,000
U.S. Treasury Bills, 1.115% due March 1, 2018	38.56	18,911,531	19,000,000
Total United States Treasury Obligations (cost $46,852,106)	95.52%	$46,854,118
Affiliated Investments			Shares
Money Market Mutual Fund
Premier U.S. Government Money Portfolio - Institutional Class, 0.92% (cost $2,203,236) (c)	4.49	2,203,236	2,203,236
Total Investments in Securities (cost $49,055,342)	100.01%	$49,057,354

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $2,991,900 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2017.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Short Futures Contracts
Currency Futures Contracts
FNX-ICE Dollar Index	542	December - 2017	$(50,342,586)	$(510,377)	$(510,377)
Total Currency Futures Contracts				$(510,377)	$(510,377)

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.485% due January 26, 2017	18.32%	$5,998,422	$6,000,000
U.S. Treasury Bills, 0.490% due March 2, 2017	33.56	10,991,585	11,000,000
U.S. Treasury Bills, 0.530% due April 6, 2017 (b)	39.64	12,982,476	13,000,000
U.S. Treasury Bills, 0.625% due May 18, 2017	3.05	997,753	1,000,000
Total United States Treasury Obligations (cost $30,971,297)	94.57%	$30,970,236
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio - Institutional Class, 0.41%	4.59%	$1,502,575	1,502,575
(cost $1,502,575) (c)
Total Investments in Securities (cost $32,473,872)	99.16%	$32,472,811

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $4,293,980 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2016.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Unrealized Appreciation (Depreciation)(d)
Short Futures Contracts
FNX-ICE Dollar Index	316	March - 2017	$(32,322,376)	$112,424
Total Currency Futures Contracts				$112,424

(d)	Unrealized Appreciation (Depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income
Interest Income	$106,902	$27,008	$217,449	$81,066
Dividends from Affiliates	6,107	1,004	13,796	1,004
Total Income	113,009	28,012	231,245	82,070
Expenses
Management Fee	82,543	75,357	222,635	239,245
Brokerage Commissions and Fees	2,559	2,392	6,710	8,591
Interest Expense	7	219	185	603
Total Expenses	85,109	77,968	229,530	248,439
Less: Waivers	(1,195)	(529)	(4,017)	(529)
Net Expenses	83,914	77,439	225,513	247,910
Net Investment Income (Loss)	29,095	(49,427)	5,732	(165,840)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(14)	—	(14)	1,667
Currency Futures Contracts	2,038,833	(732,447)	3,947,395	1,196,107
Net Realized Gain (Loss)	2,038,819	(732,447)	3,947,381	1,197,774
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,060)	2,648	3,073	2,385
Currency Futures Contracts	(1,153,232)	1,053,983	(622,801)	445,814
Net Change in Unrealized Gain (Loss)	(1,154,292)	1,056,631	(619,728)	448,199
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	884,527	324,184	3,327,653	1,645,973
Net Income (Loss)	$913,622	$274,757	$3,333,385	$1,480,133

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2017	40	$872	2,000,000	$43,581,455	$43,582,327
Purchases of Shares			400,000	8,986,559	8,986,559
Redemption of Shares			(200,000)	(4,430,431)	(4,430,431)
Net Increase (Decrease) due to Share Transactions			200,000	4,556,128	4,556,128
Net Income (Loss)
Net Investment Income (Loss)		1		29,094	29,095
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		45		2,038,774	2,038,819
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(26)		(1,154,266)	(1,154,292)
Net Income (Loss)		20		913,602	913,622
Net Change in Shareholders' Equity	—	20	200,000	5,469,730	5,469,750
Balance at September 30, 2017	40	$892	2,200,000	$49,051,185	$49,052,077

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

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2016	40	$819	1,600,000	$32,748,320	$32,749,139
Purchases of Shares			800,000	17,399,984	17,399,984
Redemption of Shares			(200,000)	(4,430,431)	(4,430,431)
Net Increase (Decrease) due to Share Transactions			600,000	12,969,553	12,969,553
Net Income (Loss)
Net Investment Income (Loss)		—		5,732	5,732
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		87		3,947,294	3,947,381
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(14)		(619,714)	(619,728)
Net Income (Loss)		73		3,333,312	3,333,385
Net Change in Shareholders' Equity	—	73	600,000	16,302,865	16,302,938
Balance at September 30, 2017	40	$892	2,200,000	$49,051,185	$49,052,077

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

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$3,333,385	$1,480,133
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(115,663,293)	(117,910,923)
Proceeds from securities sold and matured	99,999,919	116,496,749
Cost of affiliated investments purchased	(31,079,048)	(7,231,570)
Proceeds from affiliated investments sold	30,378,387	5,482,218
Net accretion of discount on United States Treasury Obligations	(217,449)	(81,066)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	14	(1,667)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(3,073)	(2,385)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	107,803	(191,766)
Dividends from affiliates	(1,948)	(466)
Management fee	6,336	(5,151)
Brokerage commissions and fees	486	359
Net cash provided by (used for) operating activities	(13,138,481)	(1,965,535)
Cash flows from financing activities:
Proceeds from purchases of Shares	17,399,984	17,343,128
Redemption of Shares	(4,430,431)	(21,938,881)
Net cash provided by (used for) financing activities	12,969,553	(4,595,753)
Net change in cash	(168,928)	(6,561,288)
Cash at beginning of period	168,928	6,561,288
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$185	$603

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2017

Note 1 – Organization

PowerShares DB US Dollar Index Bearish Fund (the “Fund”), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”) was formed as a Delaware statutory trust on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust, as amended, and Trust Agreement of the Trust (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the "Nine Months Ended September 30, 2017" and the " Nine Months Ended September 30, 2016 ", respectively). The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

Certain reclassifications have been made to prior year’s financial statements to conform to the current year presentation.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2017 and 2016.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other nonroutine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2017 and 2016, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker since November 25, 2016 and the Predecessor Commodity Broker (as defined below) for the period prior to November 25, 2016, as applicable were less than $6.00 and $6.00 per round-turn trade during the Three and Nine Months Ended September 30, 2017 and 2016, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2014.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs at least through June 20, 2018.

The Managing Owner waived fees of $1,195 and $4,017 for the Three and Nine Months Ended September 30, 2017, respectively. The Managing Owner waived fees of $529 for the Three and Nine Months Ended September 30, 2016.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the Nine Months Ended September 30, 2017, there were no material transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$46,854,118	$—	$46,854,118
Money Market Mutual Fund	2,203,236	—	—	2,203,236
	2,203,236	46,854,118	—	49,057,354
Currency Futures Contracts (a)	(510,377)	—	—	(510,377)
Total Investments	$1,692,859	$46,854,118	$—	$48,546,977

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$30,970,236	$—	$30,970,236
Money Market Mutual Fund	1,502,575	—	—	1,502,575
	1,502,575	30,970,236	—	32,472,811
Currency Futures Contracts (a)	112,424	—	—	112,424
Total Investments	$1,614,999	$30,970,236	$—	$32,585,235

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(510,377)	$112,424	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2017 and December 31, 2016 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$536,874	$(510,377)	$26,497	$—	$—	$26,497

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$134,300	$—	$134,300	$—	$—	$134,300

(a)	As of September 30, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$2,038,833	$(732,447)
	Net Change in Unrealized Gain (Loss)	(1,153,232)	1,053,983
Total		$885,601	$321,536

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$3,947,395	$1,196,107
	Net Change in Unrealized Gain (Loss)	(622,801)	445,814
Total		$3,324,594	$1,641,921

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average Notional Value - Short	$(41,641,786)	$(41,428,030)	$(37,911,428)	$(43,102,309)

Note 8 – Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator, which also serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. Each Basket consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to two business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 9 – Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate. As of September 30, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 10 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$21.79	$21.93	$20.47	$21.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	0.50	0.18	1.83	0.75
Net investment income (loss) (a)	0.01	(0.03)	0.00	(0.09)
Net income (loss)	0.51	0.15	1.83	0.66
Net asset value per Share, end of period	$22.30	$22.08	$22.30	$22.08
Market value per Share, beginning of period (b)	$21.79	$21.97	$20.46	$21.43
Market value per Share, end of period (b)	$22.29	$22.08	$22.29	$22.08

Ratio to average Net Assets (c)
Net investment income (loss)	0.26%	(0.49)%	0.02%	(0.52)%
Expenses, after waivers	0.76%	0.78%	0.76%	0.78%
Expenses, prior to waivers	0.77%	0.78%	0.77%	0.78%
Total Return, at net asset value (d)	2.34%	0.68%	8.94%	3.08%
Total Return, at market value (d)	2.30%	0.50%	8.94%	3.03%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the index base weights (the “Index Base Weights”) of each Index Currency from March 1973 to September 30, 2017 with respect to the Index:

Index Currency	Index Base Weight (%)
Euro	57.60%
Japanese Yen	13.60
British Pound	11.90
Canadian Dollar	9.10
Swedish Krona	4.20
Swiss Franc	3.60
Closing Level at Inception:	100.00%

The Euro was included in the USDX® in 1999 and replaced the following currencies that were originally included in the USDX®: Belgian Franc, Dutch Guilder, German Mark, French Franc and Italian Lira.

Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on December 31, 1986.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to certain eligible financial institutions (the “Authorized Participants”). The Fund in turn allocates its net assets to currency futures trading. A significant portion of the Fund’s investments is held in United States Treasury Obligations which may be used as margin for the Fund’s trading in currency futures contracts. In addition, United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (the “Baskets”). Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., Citadel Securities LLC and ABN AMRO Clearing Chicago (USA) LLC has executed a Participant Agreement, and those firms are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $(13.1) million and $(2.0) million for the Nine Months Ended September 30, 2017 and 2016, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Nine Months Ended September 30, 2017, $115.7 million was paid to purchase United States Treasury Obligations and $100.0 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2016, $117.9 million was paid to purchase United States Treasury Obligations and $116.5 million was received from sales and maturing United States Treasury Obligations. $30.4 million was received from sales of affiliated investments and $31.1 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2017. $5.5 million was received from sales of affiliated investments and $7.2 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2016.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $13.0 million and $(4.6) million during the Nine Months Ended September 30, 2017 and 2016, respectively. This included $17.4 million and $17.3 million from Shares purchased by Authorized Participants and $4.4 million and $21.9 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “Deutsche Bank Short USD Currency Portfolio Index-Excess ReturnTM”) during the Three and Nine Months Ended September 30, 2017 and 2016, respectively. Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income or T-Bill ETF Income. There can be no assurance that the price of the Shares of the Fund’s NAV will exceed the Index level at any time.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Performance Summary

This Report covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the “Nine Months Ended September 30, 2017” and the “Nine Months Ended September 30, 2016”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2017 and 2016” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index plus the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2017 and 2016

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2017	2016	2017	2016
DX Contract	2.51%	0.87%	9.61%	3.69%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Three Months Ended September 30, 2017, the NYSE Arca market value of each Share increased 2.30% from $21.79 per Share to $22.29 per Share. The Share price low and high for the Three Months Ended September 30, 2017 and related change from the Share price on June 30, 2017 was as follows: Shares traded at a low of $21.66 per Share (-0.62%) on July 05, 2017, and a high of $22.71 per Share (+4.20%) on September 08, 2017.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2017, the NAV of each Share increased 2.34% from $21.79 per Share to $22.30 per Share. Rising currency futures contract prices for short DX Contracts during the Three Months Ended September 30, 2017, contributed to an overall 2.25% increase in the level of the Index and to a 2.51% increase in the level of the Short Index–TRTM.

Net income (loss) for the Three Months Ended September 30, 2017 was $0.9 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $2.0 million, net change in unrealized gain (loss) of $(1.1) million and operating expenses of $0.1 million.

For the Three Months Ended September 30, 2016, the NAV of each Share increased 0.68% from $21.93 per Share to $22.08 per Share. Rising currency futures contract prices for short DX Contracts during the Three Months Ended September 30, 2016, contributed to a 0.87% increase in the level of the Short Index–TRTM.

Net income (loss) for the Three Months Ended September 30, 2016 was $0.3 million, primarily resulting from net realized gain (loss) of $(0.7) million, net change in unrealized gain (loss) of $1.1 million and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Nine Months Ended September 30, 2017, the NYSE Arca market value of each Share increased 8.94% from $20.46 per Share to $22.29 per Share. The Share price low and high for the Nine Months Ended September 30, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $20.27 per Share (-0.93%) on January 03, 2017, and a high of $22.71 per Share (+10.97%) on September 08, 2017.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2017, the NAV of each Share increased 8.94% from $20.47 per Share to $22.30 per Share. Rising currency futures contracts prices for short DX Contracts during the Nine Months Ended September 30, 2017, contributed to an overall 8.91% increase in the level of the Index and to a 9.61% increase in the level of the Short Index–TRTM.

Net income (loss) for the Nine Months Ended September 30, 2017 was $3.3 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $3.9 million, net change in unrealized gain (loss) of $(0.6) million and operating expenses of $0.2 million.

For the Nine Months Ended September 30, 2016, the NAV of each Share increased 3.08% from $21.42 per Share to $22.08 per Share. Rising currency futures contracts prices for short DX Contracts during the Nine Months Ended September 30, 2016, contributed to a 3.69% increase in the level of the Short Index–TRTM.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2017.

				For the Nine Months Ended
				September 30, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$49,052,077	0.33%	$382,630	2

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$32,749,139	0.40%	$304,752	10

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2017 to July 31, 2017	—	$—
August 1, 2017 to August 31, 2017	—	$—
September 1, 2017 to September 30, 2017	200,000	$22.15
Total	200,000	$22.15

 Item  3.Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund – September 30, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - September 30, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund - For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended September 30, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended September 30, 2016 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Nine Months Ended September 30, 2017 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Nine Months Ended September 30, 2016 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund – Nine Months Ended September 30, 2017 and 2016 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund— September 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: November 7, 2017		By:	/S/ Steven Hill
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools