Form 10-Q
period 2019-03-31
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2019-05-09
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	UDN	NYSE Arca, Inc.

          Indicate the number of outstanding Shares as of March 31, 2019: 1,600,000 Shares.

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

March 31, 2019 and December 31, 2018

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $30,908,318 and $27,886,604, respectively)	$30,909,645	$27,887,293
Affiliated Investments, at value and cost	2,271,254	1,793,677
Other investments:
Variation margin receivable- Currency Futures Contracts	—	68,770
Receivable for:
Dividends from affiliates	4,596	4,533
Total assets	$33,185,495	$29,754,273
Liabilities
Other investments:
Variation margin payable - Currency Futures Contracts	$28,188	$—
Payable for:
Due to custodian	—	360,877
Management fees	21,620	18,421
Brokerage commissions and fees	4,999	4,998
Total liabilities	54,807	384,296
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	828	839
Shareholders' equity—Shares	33,129,860	29,369,138
Total shareholders' equity	33,130,688	29,369,977
Total liabilities and equity	$33,185,495	$29,754,273
General Shares outstanding	40	40
Shares outstanding	1,600,000	1,400,000

Net asset value per share	$20.71	$20.98

Market value per share	$20.71	$20.99

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

March 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.465% due April 4, 2019	18.11%	$5,998,822	$6,000,000
U.S. Treasury Bills, 2.470% due April 23, 2019	15.07	4,992,715	5,000,000
U.S. Treasury Bills, 2.375% due May 2, 2019 (b)	33.13	10,977,799	11,000,000
U.S. Treasury Bills, 2.470% due July 11, 2019	26.99	8,940,309	9,000,000
Total United States Treasury Obligations (cost $30,908,318)	93.30%	$30,909,645
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.33% (cost $2,271,254) (c)	6.85%	$2,271,254	2,271,254
Total Investments in Securities (cost $33,179,572)	100.15%	$33,180,899

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,606,619 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2019.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Short Futures Contracts
ICE U.S. Dollar Index	348	June - 2019	$(33,702,060)	$(229,648)	$(229,648)

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.175% due January 3, 2019	34.05%	$9,999,377	$10,000,000
U.S. Treasury Bills, 2.370% due February 28, 2019	16.96	4,981,188	5,000,000
U.S. Treasury Bills, 2.465% due April 4, 2019	20.30	5,962,874	6,000,000
U.S. Treasury Bills, 2.430% due May 2, 2019 (b)	23.64	6,943,854	7,000,000
Total United States Treasury Obligations (cost $27,886,604)	94.95%	$27,887,293
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio—Institutional Class, 2.30% (cost $1,793,677)(c)	6.11%	$1,793,677	1,793,677
Total Investments in Securities (cost $29,680,281)	101.06%	$29,680,970

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $605,120 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2018.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Short Futures Contracts
ICE U.S. Dollar Index	299	March - 2019	$(28,624,765)	$301,786	$301,786

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Income
Interest Income	$184,772	$135,303
Dividends from Affiliates	12,114	7,628
Total Income	196,886	142,931
Expenses
Management Fees	61,706	76,088
Brokerage Commissions and Fees	1,823	2,573
Interest Expense	248	71
Total Expenses	63,777	78,732
Less: Waivers	(1,189)	(1,153)
Net Expenses	62,588	77,579
Net Investment Income (Loss)	134,298	65,352
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(56)	16
Currency Futures Contracts	(118,398)	1,353,674
Net Realized Gain (Loss)	(118,454)	1,353,690
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	638	(3,551)
Currency Futures Contracts	(531,434)	(695,415)
Net Change in Unrealized Gain (Loss)	(530,796)	(698,966)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(649,250)	654,724
Net Income (Loss)	$(514,952)	$720,076

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$839	1,400,000	$29,369,138	$29,369,977
Purchases of Shares			400,000	8,418,328	8,418,328
Redemption of Shares			(200,000)	(4,142,665)	(4,142,665)
Net Increase (Decrease) due to Share Transactions			200,000	4,275,663	4,275,663
Net Income (Loss)
Net Investment Income (Loss)		3		134,295	134,298
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(3)		(118,451)	(118,454)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(11)		(530,785)	(530,796)
Net Income (Loss)		(11)		(514,941)	(514,952)
Net Change in Shareholders' Equity	—	(11)	200,000	3,760,722	3,760,711
Balance at March 31, 2019	40	$828	1,600,000	$33,129,860	$33,130,688

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

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$(514,952)	$720,076
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(27,831,661)	(36,725,110)
Proceeds from securities sold and matured	24,994,492	35,999,703
Cost of affiliated investments purchased	(26,774,527)	(11,463,410)
Proceeds from affiliated investments sold	26,296,950	11,186,481
Net accretion of discount on United States Treasury Obligations	(184,601)	(135,303)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	56	(16)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(638)	3,551
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	96,958	243,477
Dividends from affiliates	(63)	(559)
Management fees	3,199	1,189
Brokerage commissions and fees	1	608
Net cash provided by (used for) operating activities	(3,914,786)	(169,313)
Cash flows from financing activities:
Proceeds from purchases of Shares	8,418,328	—
Redemption of Shares	(4,142,665)	—
Increase (decrease) in payable for amount due to custodian, net	(360,877)
Net cash provided by (used for) financing activities	3,914,786	—
Net change in cash	—	(169,313)
Cash at beginning of period	—	169,313
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$248	$71

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2019

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three months ended March 31, 2019 and 2018.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2019 and 2018, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade for the three months ended March 31, 2019 and 2018, respectively.

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

The Managing Owner waived fees of $1,189 and $1,153 for the three months ended March 31, 2019 and 2018, respectively.

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

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, served as a commodity trading advisor of the Trust and Fund during the periods covered by the Report and is an affiliate of the Managing Owner. The Managing Owner may have utilized the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers receives no compensation for providing this service. As of April 8, 2019, Invesco Advisers no longer serves as a commodity trading advisor of the Fund.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption records; fund accounting records; ledgers with respect to assets, liabilities, capital, income and expenses; the registrar, transfer journals and related details; and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator for its services out of the Management Fee.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$30,909,645	$—	$30,909,645
Money Market Mutual Fund	2,271,254	—	—	2,271,254
Total Investments in Securities	2,271,254	30,909,645	—	33,180,899
Other Investments—Liabilities (a)
Currency Futures Contracts	(229,648)	—	—	(229,648)
Total Investments	$2,041,606	$30,909,645	$—	$32,951,251

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$27,887,293	$—	$27,887,293
Money Market Mutual Fund	1,793,677	—	—	1,793,677
Total Investments in Securities	1,793,677	27,887,293	—	29,680,970
Other Investments—Assets (a)
Currency Futures Contracts	301,786	—	—	301,786
Total Investments	$2,095,463	$27,887,293	$—	$29,982,756

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(229,648)	$301,786	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$201,460	$(229,648)	$(28,188)	$28,188	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$301,786	$(233,016)	$68,770	$—	$—	$68,770

(a)	As of March 31, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(118,398)	$1,353,674
	Net Change in Unrealized Gain (Loss)	(531,434)	(695,415)
Total		$(649,832)	$658,259

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2019	2018
Average Notional Value - Short	$(32,998,348)	$(39,022,107)

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

Note 10 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$20.98	$22.43
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(0.35)	0.36
Net investment income (loss) (a)	0.08	0.04
Net income (loss)	(0.27)	0.40
Net asset value per Share, end of period	$20.71	$22.83
Market value per Share, beginning of period (b)	$20.99	$22.39
Market value per Share, end of period (b)	$20.71	$22.85

Ratio to average Net Assets (c)
Net investment income (loss)	1.63%	0.64%
Expenses, after waivers	0.76%	0.76%
Expenses, prior to waivers	0.78%	0.78%
Total Return, at net asset value (d)	(1.29)%	1.78%
Total Return, at market value (d)	(1.33)%	2.05%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements Forward-looking statements are not guarantees of future results. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause the actual results to differ materially from those expressed by such forward-looking statements.

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

The Fund’s currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits” or “daily limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once a limit price has been reached in a particular contract, it is usually the case that no trades may be made at a different price than specified in the limit. The duration of limit prices generally varies. Limit prices may have the effect of precluding the Fund from trading in a particular contract or requiring the Fund to liquidate contracts at disadvantageous times or prices. Either of those outcomes could adversely affect the Fund’s ability to pursue its investment objective.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Investment Management Americas Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $(3.9) million and $(0.2) million for the three months ended March 31, 2019 and 2018, respectively.

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

During the three months ended March 31, 2019, $27.8 million was paid to purchase United States Treasury Obligations and $25.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2018, $36.7 million was paid to purchase United States Treasury Obligations and $36.0 million was received from sales and maturing United States Treasury Obligations. $26.3 million was received from sales of affiliated investments and $26.8 million was paid to purchase affiliated investments during the three months ended March 31, 2019. $11.2 million was received from sales of affiliated investments and $11.5 million was paid to purchase affiliated investments during the three months ended March 31, 2018.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $3.9 million during the three months ended March 31, 2019. This included $8.4 million from Shares purchased by Authorized Participants and $4.1 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2019. There were no sales or redemptions of shares by Authorized Participants during the three months ended March 31, 2018.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended  March 31, 2019 and 2018” below provides an overview of the changes in the closing levels of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM (the “Short Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2019 and 2018

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended
	March 31,
Underlying Index	2019	2018
DX Contract	(1.11)%	2.03%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Fund Share Price Performance

For the three months ended March 31, 2019, the NYSE Arca market value of each Share decreased from $20.99 per Share to $20.71 per Share. The Share price low and high for the three months ended March 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $20.64 per Share (-1.67%) on March 07, 2019, and a high of $21.22 per Share (+1.10%) on January 09, 2019.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2019, the NAV of each Share decreased from $20.98 per Share to $20.71 per Share. Falling currency futures contracts prices for short DX Contracts during the three months ended March 31, 2019 contributed to an overall 1.69% decrease in the level of the Index and to a 1.11% decrease in the level of the Short Index–TRTM.

Net income (loss) for the three months ended March 31, 2019 was $(0.5) million, primarily resulting from $0.2 million of income, net realized gain (loss) of $(0.1) million, net change in unrealized gain (loss) of $(0.5) million and operating expenses of $0.1 million.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2018.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2019.

				For the Three Months Ended
				March 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$33,130,688	0.31%	$237,641	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$29,369,977	0.32%	$218,617	23

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

ITEM  4.CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2019 to January 31, 2019	—	$—
February 1, 2019 to February 28, 2019	—	$—
March 1, 2019 to March 31, 2019	200,000	$20.71
Total	200,000	$20.71
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – March 31, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – March 31, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2018 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2019 and 2018 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – March 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: May 8, 2019		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools