Form 10-K
period 2019-12-31
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2020-02-28
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $37,710,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2020: 2,200,000

i

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.  While the Fund’s performance will reflect the appreciation or depreciation of those holdings, the Fund’s performance, whether positive or negative, will be driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. The Index reflects the changes in market value over time, whether positive or negative, of the DX Contracts which expires during the months of March, June, September and December. The Fund seeks to track the Index by establishing short positions in DX Contracts. DX Contracts are linked to the six underlying currencies (the “Index Currencies”) of the ICE U.S. Dollar Index (USDX®) (the “USDX®”). The Index Currencies are the Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.  The notional amounts of the Index Currencies included in the USDX® reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. dollar relative to March 1973. March 1973 was chosen as a base period of the USDX® because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

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

The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. The changes in market value over time, whether positive or negative, of DX Contracts is tied to the USDX®. The USDX® is composed of notional amounts of the Index Currencies. The notional amounts of the Index Currencies included in the USDX® reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. dollar relative to March 1973. March 1973 was chosen as a base period of the USDX® because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

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

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of short positions in the first to expire DX Contracts relative to the value of the dollar as of December 31, 1986 (the “Base Date”), which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying Creation Unit of Index Currencies which comprise the USDX®.

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

The use of short positions on DX Contracts in the construction of the Index causes the Index to rise as a result of any downward price movement in the DX Contracts. In turn, this appreciation in the short DX Contracts reflects the fall of the U.S. dollar relative to the underlying Index Currencies which comprise the USDX®.

Index Rolls and Rebalancing of the USDX®

The underlying DX Contracts of the Index are rolled quarterly over three consecutive business days starting on the Wednesday prior to the applicable IMM Date (each an “Index Roll Day”). “IMM Date” means the third Wednesday of March, June, September and December, a traditional settlement date in the International Money Market.

DX Contracts are rolled on each Index Roll Day as follows:

•	On each Index Roll Day, 1/3 of the DX Contracts that will expire on the next IMM Date are sold and positions in the DX Contracts that expire on the IMM Date following the next IMM Date are purchased.
•	On each Index Roll Day, new notional holdings are calculated for the old DX Contracts leaving the Index as well as the new DX Contracts entering the Index.
•	On all days that are not Index Roll Days, the notional holdings of the DX Contracts in the Index remain constant.

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

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, served as a commodity trading advisor of the Fund during a portion of the periods covered by this report and is an affiliate of the Managing Owner. The Managing Owner may have utilized the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers received no compensation for providing this service. As of April 8, 2019, Invesco Advisers no longer serves as a commodity trading advisor of the Fund.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $6.00, $6.00 and $6.00 per round-turn trade1 for the years ended December 31, 2019, 2018 and, 2017, respectively.

1	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”, “Custodian” and “Transfer Agent”) is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative and accounting, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

Index Sponsor

The Managing Owner, on behalf of the Trust and the Fund, has appointed DWS Investment Management Americas, Inc. to serve as the index sponsor (the “Index Sponsor”). The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Marketing Agent

The Managing Owner, on behalf of the Trust and the Fund, has appointed DWS Investment Management Americas, Inc. as the marketing agent (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the DBIQ indices and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices.

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

MARKET RISKS

NAV May Not Always Correspond to Market Price and, as a Result, Creation Units May Be Created or Redeemed at a Value that Differs from the Market Price of the Shares.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 8.06%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year.

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

Withdrawal from Participation by Authorized Participants May Affect the Liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Creation Units, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Creation Units, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between futures contracts and the Shares, which may also affect the trading market and liquidity of the Shares.

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

The financial crisis of 2008-2009 and associated regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) are generally considered to have contributed to less credit being available to financial market participants. This is particularly the case for credit extended by banks and other traditional lending sources. The Fund does not borrow from lenders for the purpose of pursuing its investment objective. Nonetheless, restrictions on the availability of credit may adversely affect investors who borrow to purchase Shares and participants in the markets for financial instruments in which the Fund trades, including futures markets. Limitations on the availability of credit, whether in stressed market conditions or otherwise, may have a material adverse effect on investors and financial market participants, which in turn could affect the Fund’s ability to pursue its investment objective. Among other things, fewer prospective investors may adversely affect the Fund’s asset levels, and fewer financial market participants may reduce liquidity and adversely affect pricing for the financial instruments that the Fund seeks to trade.

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

Uncertainty Surrounding the United Kingdom’s Withdrawal from the European Union Could Adversely Affect an Investment in the Shares.

On June 23, 2016, the citizens of the United Kingdom (“UK”), a European Union (“EU”) member that had not adopted the Euro as its currency, voted to leave the EU (known as “Brexit”).  In March 2017, the UK formally notified the European Council of the UK’s intention to withdraw from the EU pursuant to Article 50 of the Treaty on European Union. This formal notification began a multi-year period of negotiations regarding the terms of the UK’s exit from the EU, which formally occurred on January 31, 2020. A transition period will take place following the UK’s exit where the UK will remain subject to EU rules but will have no role in the EU law-making process. During this transition period, UK and EU representatives will be negotiating the precise terms of their future relationship. The full scope and nature of the consequences of the exit are not at this time known and may impact the future direction of the value of the Index Currencies included in the USDX® and, in turn, the Shares. These uncertainties could increase volatility in the market prices of the Index Currencies included in the USDX® and, in turn, the Shares.

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

There can be no guarantee that the Index or the underlying methodology is free from error. It is also possible that third parties may seek to manipulate the value of the Index or the Index Currencies which, if successful, would be likely to have an adverse effect on the Fund’s performance.

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

REGULATORY RISKS

Position Limits and Other Limitations on Futures Trading May Restrict the Creation of Creation Units and the Operation of the Fund.

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

The Index currently is not composed of any contracts subject to position limits imposed by either the CFTC or the rules of ICE Futures U.S. To the extent position limits apply to the Fund, and if the Managing Owner determines that the Fund’s trading may be approaching any of these position limits, the Fund may reduce its trading in the corresponding commodity futures contracts or may trade futures contracts in other commodities that the Managing Owner determines will best position the Fund to pursue its investment objective. Depending on the outcome of any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund.

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

If the Fund became subject to position limits, position accountability levels or daily limits in the future, it may not be able to issue new Creation Units or reinvest income in additional currency futures contracts to the extent these restrictions limit its ability to establish new futures positions or otherwise transact in futures contracts. Limiting the size of the Fund, or restricting the Fund’s futures trading, under these requirements may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the NAV of the Shares.

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

The Fund’s Performance Could Be Adversely Affected if the Commodity Broker Reduces its Internal Risk Limits for the Fund.

The CFTC requires futures commission merchants, like the Commodity Broker, to implement and evaluate from time-to-time risk-based limits on futures position and order sizes. Under this regime, the Commodity Broker could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Fund. Such a development would reduce the Fund’s capacity to transact in futures contracts. In this scenario, the Fund could seek to enter into clearing relationships with one or more other clearing brokers with the goal of increasing its overall capacity to trade and clear futures contracts. The introduction of one or more additional clearing broker relationships would be likely to increase the Fund’s trading costs and could make its overall trading less efficient or more prone to error. These consequences would be likely to detract from the Fund’s performance.

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

The Fund and the Managing Owner Are Subject to Extensive Legal and Regulatory Requirements.

The Fund is subject to a comprehensive scheme of regulation under the federal commodity futures trading and securities laws, as well as futures market rules and the rules and listing standards for its Shares. The Fund and the Managing Owner could each be subject to sanctions for a failure to comply with those requirements, which could adversely affect the Fund’s financial performance and its ability to pursue its investment objective. In addition, the SEC, CFTC, and exchanges are empowered to intervene in their respective markets in response to extreme market conditions. Any such interventions could adversely affect the Fund’s ability to pursue its investment objective and could lead to losses for the Fund and its Shareholders.

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

The Tax Cuts and Jobs Act (the “Tax Act”) Made Significant Changes to U.S. Federal Income Tax Rules.

The Tax Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and only apply to taxable years beginning after December 31, 2017 and before January 1, 2026. In particular for individuals, the Tax Act establishes for taxable years beginning after December 31, 2017 and before January 1, 2026 a 20% deduction for “qualified publicly traded partnership income” within the meaning of new Section 199A(e)(5) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

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

Disruptions in the Ability to Create and Redeem Creation Units May Adversely Affect Investors.

It is generally expected that the public trading price per Share will track the NAV per Share closely over time. The relationship between the public trading price per Share and the NAV per Share depends, to a considerable degree, on the ability of Authorized Participants or their clients or customers to purchase and redeem Creation Units in the ordinary course. If the process for creating or redeeming Shares is impaired for any reason, Authorized Participants and their clients or customers may not be able to purchase and redeem Creation Units or, even if possible, may choose not to do so. The inability to purchase and redeem Creation Units, or the partial impairment of the ability to purchase and redeem Creation Units, could result in Shares trading at a premium or discount to the NAV of the Fund. Such a premium or discount could be significant, depending upon the nature or duration of the impairment.

If the Fund were to issue all Shares that have been registered, it would not be able to create new Creation Units until it registered additional Shares and those additional Shares became available for sale. An inability to create new Creation Units could increase the possibility that the trading price per Share would not track closely the NAV per Share. In addition, the Fund may, in its discretion, suspend the creation of Creation Units. Suspension of creations may adversely affect how the Shares are traded and could cause Shares to trade at a premium or discount to the NAV of the Fund, perhaps to a significant degree.

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

Fees and Expenses May Deplete the Fund’s Assets if the Fund’s Investment Performance Is Not Favorable.

The Fund pays fees and expenses regardless of its investment performance. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.03% per annum in the aggregate and selling commissions. Selling commissions are not included in the Fund’s breakeven calculation. The sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income may not exceed its fees and expenses. If such income does not exceed its fees and expenses, in order to break even, the Fund’s futures trading activity will need to have a favorable performance that exceeds the difference between the sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income and its fees and expenses. If the Fund’s futures trading performance is not sufficiently favorable, the Fund’s expenses could deplete its assets over time. In such a scenario, the value of your Shares will decrease.

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

Redemption Orders for Creation Units May Be Subject to Postponement, Suspension or Rejection Under Certain Circumstances.

The Managing Owner may, in its discretion, suspend the right of redemption or postpone the redemption order settlement date with respect to Creation Units, for (1) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement with the Authorized Participant, or if the fulfillment of the order, in the opinion of the Fund’s counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

It is ultimately within the discretion of the Managing Owner whether it will continue to operate and advise the Fund. The Managing Owner may withdraw from the Fund upon 120 days’ prior written notice to all Shareholders and the Trustee, which would cause the Fund to terminate unless a substitute managing owner was obtained. Shareholders owning 50% or more of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. See “Description of the Shares; Certain Material Terms of the Trust Agreement – Termination Events” in the Fund’s Prospectus for a summary of termination events. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. In addition, Shareholders could receive less from the sale of the Fund’s assets in the event of its liquidation and termination than amounts that could be realized from sales of those assets other than in the case of a liquidation and termination. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

Cyber security failures or breaches of the Fund’s third party service providers (including, but not limited to, the Index Sponsor, the Administrator and the Transfer Agent) or the money market mutual funds and T-Bill ETFs in which the Fund invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Shareholders or Authorized Participants to transact business in Shares and Creation Units respectively, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Fund and its Shareholders could be negatively impacted as a result.

While the Managing Owner has established business continuity plans and systems reasonably designed to detect and prevent such cyber attacks from being effective, there are inherent limitations in such plans and systems. For instance, it is possible that certain existing risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, the Fund cannot control, or even necessarily influence, the cyber security plans and systems put in place by the Fund’s third party service providers. Since the Fund is dependent upon third party service providers (including the Managing Owner) for substantially all of its operational needs, the Fund is subject to the risk that a cyber attack on a service provider will materially impair its normal operations even if the Fund itself is not subject to such an attack. In addition, a service provider that has experienced a cyber security incident may divert resources normally devoted to servicing the Fund to addressing the incident, which would be likely to have an adverse effect on the Fund’s operations. Cyber attacks may also cause disruptions to the futures exchanges and clearinghouses through which the Fund invests in futures contracts and to the exchanges on which the Fund buys and sells shares of T-Bill ETFs, which could result in disruptions to the Fund’s ability to pursue its investment objective, resulting in financial losses to the Fund and Shareholders.

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

Holders

As of January 31, 2020, the Fund had 68 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2019 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2019 to October 31, 2019	200,000	$20.34
November 1, 2019 to November 30, 2019	—	—
December 1, 2019 to December 31, 2019	200,000	20.53
Total	400,000	$20.44
ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2019, 2018, 2017, 2016 and 2015 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Income	$771,033	$645,803	$351,837	$119,801	$12,584
Net investment income (loss)	$503,661	$370,761	$43,062	$(201,054)	$(312,963)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$(942,393)	$(2,545,848)	$3,575,441	$(1,259,739)	$(3,555,266)
Net Income (Loss)	$(438,732)	$(2,175,087)	$3,618,503	$(1,460,793)	$(3,868,229)
Net Income (Loss) per Share	$(0.20)	$(1.18)	$1.98	$(0.95)	$(2.35)
Return of Capital Distributions per General Share	$(0.28)	$(0.27)	$(0.02)	$—	$—
Return of Capital Distributions per Share	$(0.28)	$(0.27)	$(0.02)	$—	$—
Net increase (decrease) in cash	$74,484	$(169,313)	$385	$(6,392,360)	$4,732,107

	As of December 31,
	2019	2018	2017	2016	2015
Total Assets	$50,995,400	$29,754,273	$40,401,325	$32,776,491	$43,056,495
General Shares NAV	$20.50	$20.98	$22.43	$20.47	$21.42
Shares NAV	$20.50	$20.98	$22.43	$20.47	$21.42

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended,
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Income	$166,852	$207,464	$199,831	$196,886
Net investment income (loss)	$96,940	$135,518	$136,905	$134,298
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$938,253	$(1,467,658)	$236,262	$(649,250)
Net Income (Loss)	$1,035,193	$(1,332,140)	$373,167	$(514,952)
Increase (decrease) in NAV	$4,632,646	$(1,314,408)	$4,556,830	$3,760,711
Net Income (Loss) per Share (a)	$0.57	$(0.73)	$0.23	$(0.27)
Return of Capital Distributions per General Share(a)	$(0.28)	$—	$—	$—
Return of Capital Distributions per Share(a)	$(0.28)	$—	$—	$—

(a)

The amount shown for a share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

	For the Three Months Ended,
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Income	$163,682	$166,404	$172,786	$142,931
Net investment income (loss)	$106,477	$101,670	$97,262	$65,352
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$(499,569)	$(346,330)	$(2,354,673)	$654,724
Net Income (Loss)	$(393,092)	$(244,660)	$(2,257,411)	$720,076
Increase (decrease) in NAV	$(764,733)	$(4,503,207)	$(6,453,337)	$720,076
Net Income (Loss) per Share (a)	$(0.27)	$(0.13)	$(1.18)	$0.40
Return of Capital Distributions per General Share(a)	$(0.27)	$—	$—	$—
Return of Capital Distributions per Share(a)	$(0.27)	$—	$—	$—

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in ETFs (affiliated or otherwise) that track indexes that measure the performance of T-Bill ETFs. The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The Index reflects the changes in market value over time, whether positive or negative, of the DX Contracts which expires during the months of March, June, September and December. The Fund seeks to track the Index by establishing short positions in DX Contracts. DX Contracts are linked to the six underlying currencies (the “Index Currencies”) of the ICE U.S. Dollar Index (USDX®) (the “USDX®”). The Index Currencies are the Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.  The notional amounts of the Index Currencies included in the USDX® reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. dollar relative to March 1973. March 1973 was chosen as a base period of the USDX® because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(11.6) million and $8.3 million for the years ended December 31, 2019 and 2018, respectively.

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

During the year ended December 31, 2019, $103.9 million was paid to purchase United States Treasury Obligations and $113.6 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2018, $123.1 million was paid to purchase United States Treasury Obligations and $133.8 million was received from sales and maturing United States Treasury Obligations. $91.2 million was received from sales of affiliated investments and $111.2 million was paid to purchase affiliated investments during the year ended December 31, 2019. $81.4 million was received from sales of affiliated investments and $81.1 million was paid to purchase affiliated investments during the year ended December 31, 2018.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $11.7 million and $(8.5) million during the years ended December 31, 2019 and 2018, respectively. This included $29.0 million and $82.7 million from the sale of Shares to Authorized

Participants and $16.4 million and $91.2 million from Shares redeemed by Authorized Participants during the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, distributions paid to Shareholders were $0.5 and $0.4 million, respectively. Payable for amount due to custodian increased (decreased) by $(0.4) million and $0.4 million during the years ended December 31, 2019 and 2018.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2019 and 2018. For a performance discussion related to the year ended December 31, 2017, see the annual report for the year ended December 31, 2017 available at http://www.invesco.com/ETFs.

The Index is intended to reflect the change in market value of the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess ReturnTM. The Index, as renamed, is identical to the Index prior to its name change on January 17, 2017. The Deutsche Bank Short USD Currency Portfolio Index—Total ReturnTM (the “Short Index-TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past results of the Index and the Short Index-TR™ are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the years ended December 31, 2019 and 2018” below provides an overview of the changes in the closing levels of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM (the “Short Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Short Index-TRTM and Underlying DX Contract

Returns for the Years Ended December 31, 2019 and 2018

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Years Ended
	December 31,
Underlying Index	2019	2018
DX Contract	(0.24)%	(4.40)%

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Fund Share Price Performance

For the year ended December 31, 2019, the NYSE Arca market value of each Share decreased from $20.99 per Share to $20.49 per Share. The Share price low and high for the year ended December 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $20.21 per Share (-3.72%) on September 30, 2019, and a high of $21.22 per Share (+1.10%) on January 09, 2019. On December 31, 2019, the Fund paid a distribution of $0.28255 for each General Share and Share to holders of record as of December 24, 2019. Therefore, the total return for the Fund, on a market value basis was -1.02%.

For the year ended December 31, 2018, the NYSE Arca market value of each Share decreased from $22.39 per Share to $20.99 per Share. The Share price low and high for the year ended December 31, 2018 and related change from the Share price on December 31, 2017 was as follows: Shares traded at a low of $20.80 per Share (-7.12%) on December 26, 2018, and a high of $23.24 per Share (+3.77%) on February 01, 2018. On December 31, 2018, the Fund paid a distribution of $0.26545 for each General Share and Share to holders of record as of December 26, 2018. Therefore, the total return for the Fund, on a market value basis was -5.06%.

Fund Share Net Asset Performance

For the year ended December 31, 2019, the NAV of each Share decreased from $20.98 per Share to $20.50 per Share. Falling currency futures contract prices for short DX Contracts during the year ended December 31, 2019 contributed to an overall -2.30% decrease in the level of the Index and to a -0.24% decrease in the level of the Short Index-TRTM. On December 31, 2019, the Fund paid a distribution of $0.28255 for each General Share and Share to holders of record as of December 24, 2019. Therefore, the total return for the Fund on a NAV basis was -0.93%.

Net income (loss) for the year ended December 31, 2019 was $(0.4) million, primarily resulting from $0.8 million of income, net realized gain (loss) of $(1.0) million, net change in unrealized gain (loss) of $0.0 million and operating expenses of $0.3 million.

For the year ended December 31, 2018, the NAV of each Share decreased from $22.43 per Share to $20.98 per Share. Falling currency futures contract prices for short DX Contracts during the year ended December 31, 2018 contributed to an overall 6.27% decrease in the level of the Index and to a 4.40% decrease in the level of the Short Index-TRTM. On December 31, 2018, the Fund paid a distribution of $0.26545 for each General Share and Share to holders of record as of December 26, 2018. Therefore, the total return for the Fund on a NAV basis was -5.28%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$41,005,756	0.24%	$231,952	9

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$29,369,977	0.32%	$218,617	23

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

We, Daniel Draper, Principal Executive Officer and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2019.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2019, as stated in their report on page 32 of the Fund’s Annual Report on Form 10-K.

By:	/s/ DANIEL DRAPER
Name:	Daniel Draper
Title:	Principal Executive Officer of the Managing Owner

By:	/s/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools of the Managing Owner

February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco DB US Dollar Index Trust and Shareholders of Invesco DB US Dollar Index Bearish Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB US Dollar Index Bearish Fund (one of the funds constituting Invesco DB US Dollar Index Trust, hereafter referred to as the “Fund”) as of December 31, 2019 and 2018, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”).  We also have audited the Fund's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on the Fund’s financial statements and on the Fund's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2020

We have served as the Fund’s auditor since 2013.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

December 31, 2019 and 2018

	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $28,905,850 and $27,886,604, respectively)	$28,910,162	$27,887,293
Affiliated Investments, at value and cost	21,851,133	1,793,677
Other investments:
Variation margin receivable- Currency Futures Contracts	146,929	68,770
Cash held by custodian	74,484	—
Receivable for:
Dividends from affiliates	12,587	4,533
Fund shares sold	105	—
Total assets	$50,995,400	$29,754,273
Liabilities
Payable for:
Securities purchased	$9,961,906	$—
Due to custodian	—	360,877
Management fees	22,843	18,421
Brokerage commissions and fees	4,895	4,998
Total liabilities	9,989,644	384,296
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	820	839
Shareholders' equity—Shares	41,004,936	29,369,138
Total shareholders' equity	41,005,756	29,369,977
Total liabilities and equity	$50,995,400	$29,754,273
General Shares outstanding	40	40
Shares outstanding	2,000,000	1,400,000

Net asset value per share	$20.50	$20.98

Market value per share	$20.49	$20.99

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2019

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020	21.92%	$8,987,006	$9,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	48.58	19,923,156	20,000,000
Total United States Treasury Obligations (cost $28,905,850)	70.50%	$28,910,162
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 1.47% (cost $21,851,133)(c)	53.29%	$21,851,133	21,851,133
Total Investments in Securities (cost $50,756,983)	123.79%	$50,761,295

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,105,671 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2019.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Short Futures Contracts
ICE U.S. Dollar Index	421	March-2020	$(40,440,418)	$315,919	$315,919

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Income
Interest Income	$712,955	$601,254	$331,775
Dividends from Affiliates	58,078	44,549	20,062
Total Income	771,033	645,803	351,837
Expenses
Management Fees	264,787	268,106	304,622
Brokerage Commissions and Fees	7,401	10,051	9,067
Interest Expense	1,041	1,610	262
Total Expenses	273,229	279,767	313,951
Less: Waivers	(5,857)	(4,725)	(5,176)
Net Expenses	267,372	275,042	308,775
Net Investment Income (Loss)	503,661	370,761	43,062
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	242	(3,049)	(139)
Currency Futures Contracts	(960,391)	(2,265,976)	3,107,645
Net Realized Gain (Loss)	(960,149)	(2,269,025)	3,107,506
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	3,623	5,280	(3,530)
Currency Futures Contracts	14,133	(282,103)	471,465
Net Change in Unrealized Gain (Loss)	17,756	(276,823)	467,935
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(942,393)	(2,545,848)	3,575,441
Net Income (Loss)	$(438,732)	$(2,175,087)	$3,618,503

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

 Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2019

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$839	1,400,000	$29,369,138	$29,369,977
Purchases of Shares			1,400,000	29,019,878	29,019,878
Redemption of Shares			(800,000)	(16,436,766)	(16,436,766)
Net Increase (Decrease) due to Share Transactions			600,000	12,583,112	12,583,112
Distributions of Net Investment Income		(11)		(508,590)	(508,601)
Net Income (Loss)
Net Investment Income (Loss)		11		503,650	503,661
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(19)		(960,130)	(960,149)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		—		17,756	17,756
Net Income (Loss)		(8)		(438,724)	(438,732)
Net Change in Shareholders' Equity	—	(19)	600,000	11,635,798	11,635,779
Balance at December 31, 2019	40	$820	2,000,000	$41,004,936	$41,005,756

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

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$(438,732)	$(2,175,087)	$3,618,503
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(103,937,811)	(123,109,622)	(125,624,796)
Proceeds from securities sold and matured	113,592,932	133,758,366	118,989,457
Cost of affiliated investments purchased	(111,212,549)	(81,107,667)	(48,408,571)
Proceeds from affiliated investments sold	91,155,093	81,409,100	47,816,036
Net accretion of discount on United States Treasury Obligations	(712,219)	(600,125)	(331,775)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(242)	3,049	139
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(3,623)	(5,280)	3,530
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(78,159)	132,206	(66,676)
Dividends from affiliates	(8,054)	(2,288)	(1,793)
Management fees	4,422	(6,724)	2,303
Brokerage commissions and fees	(103)	(4)	492
Net cash provided by (used for) operating activities	(11,639,045)	8,295,924	(4,003,151)
Cash flows from financing activities:
Distributions paid to shareholders	(508,601)	(371,641)	(43,111)
Proceeds from purchases of Shares	29,019,773	82,701,350	21,817,970
Redemption of Shares	(16,436,766)	(91,155,823)	(17,771,323)
Increase (decrease) in payable for amount due to custodian	(360,877)	360,877	—
Net cash provided by (used for) financing activities	11,713,529	(8,465,237)	4,003,536
Net change in cash	74,484	(169,313)	385
Cash at beginning of period	—	169,313	168,928
Cash at end of period	$74,484	$—	$169,313
Supplemental disclosure of cash flow information
Cash paid for interest	$1,041	$1,610	$262

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Financial Statements

December 31, 2019

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The Index reflects the changes in market value over time, whether positive or negative, of the DX Contracts which expires during the months of March, June, September and December. The Fund seeks to track the Index by establishing short positions in DX Contracts. DX Contracts are linked to the six underlying currencies (the “Index Currencies”) of the ICE U.S. Dollar Index (USDX®) (the “USDX®”). The Index Currencies are the Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The notional amounts of the Index Currencies included in the USDX® reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. dollar relative to March 1973. March 1973 was chosen as a base period of the USDX® because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2019, 2018 and 2017. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.  A distribution for the year ended December 31, 2019 was paid on December 31, 2019 to holders of record as of December 24, 2019 at a rate of $0.28255 for each General Share and Share for a total distribution of $11 to General Shares and $508,590 to Shares.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2019	2018	2017
Distributions per General Share	$0.28255	$0.26545	$0.02395
Distributions per Share	$0.28255	$0.26545	$0.02395
Distributions paid to General Shares	$11	$11	$1
Distributions paid to Shares	$508,590	$371,630	$43,110

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2019, 2018 and 2017, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00, $6.00 and $6.00 per round-turn trade for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Managing Owner waived fees of $5,857, $4,725 and $5,176 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”, “Custodian” and “Transfer Agent”) is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative and accounting, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed DWS Investment Management Americas, Inc. to serve as the index sponsor (the “Index Sponsor”). The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2019 and 2018.

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

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$28,910,162	$—	$28,910,162
Money Market Mutual Fund	21,851,133	—	—	21,851,133
Total Investments in Securities	21,851,133	28,910,162	—	50,761,295
Other Investments - Assets(a)
Currency Futures Contracts	315,919	—	—	315,919
Total Investments	$22,167,052	$28,910,162	$—	$51,077,214

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$27,887,293	$—	$27,887,293
Money Market Mutual Fund	1,793,677	—	—	1,793,677
Total Investments in Securities	1,793,677	27,887,293	—	29,680,970
Other Investments - Assets(a)
Currency Futures Contracts	301,786	—	—	301,786
Total Investments	$2,095,463	$27,887,293	$—	$29,982,756

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$315,919	$—	$301,786	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$315,919	$(168,990)	$146,929	$—	$—	$146,929

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$301,786	$(233,016)	$68,770	$—	$—	$68,770

(a)	As of December 31, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018	2017
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(960,391)	$(2,265,976)	$3,107,645
	Net Change in Unrealized Gain (Loss)	14,133	(282,103)	471,465
Total		$(946,258)	$(2,548,079)	$3,579,110

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2019	2018	2017
Average Notional Value - Short	$36,278,037	$35,849,783	$38,914,992

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

Note 10 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2019, 2018 and 2017. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	For the Years Ended December 31,
	2019	2018	2017

Net Asset Value
Net asset value per Share, beginning of period	$20.98	$22.43	$20.47
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(0.49)	(1.41)	1.96
Net investment income (loss) (a)	0.29	0.23	0.02
Net income (loss)	(0.20)	(1.18)	1.98
Less:
Return of capital distributions	(0.28)	(0.27)	(0.02)
Net asset value per Share, end of period	$20.50	$20.98	$22.43
Market value per Share, beginning of period (b)	$20.99	$22.39	$20.46
Market value per Share, end of period (b)	$20.49	$20.99	$22.39

Ratio to average Net Assets
Net investment income (loss)	1.43%	1.04%	0.11%
Expenses, after waivers	0.76%	0.77%	0.76%
Expenses, prior to waivers	0.77%	0.78%	0.77%
Total Return, at net asset value (c)	(0.93)%	(5.28)%	9.69%
Total Return, at market value (c)	(1.02)%	(5.06)%	9.55%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)

Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares at NAV on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019, the end of the period covered by this Annual Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2019. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 31 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2019, as stated in their report on page 32 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2019, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Daniel Draper	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Kristie Feinberg	Board of Managers
Annette Lege	Principal
Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr	Board of Managers
Brian Hartigan	Global Head of ETF Investments

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Mr. Draper, Ms. Feinberg and Mr. Zerr.

The Board of Managers has established an Audit Committee with the following members: Mr. Draper, Ms. Feinberg and Mr. Zerr.  The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund's financial statements, the Fund's compliance with legal and regulatory requirements, the qualifications and independence of the Fund's independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Daniel Draper (51) has been Chief Executive Officer of the Managing Owner since March 24, 2016. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Draper has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew SIF person status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Peter Hubbard (39) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Kristie Feinberg (44) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. She was appointed to this position in May 2019. In this capacity, Ms. Feinberg is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. She has also served as a Member of the Board of Managers of the Managing Owner since June 2019. From January 2001 to May 2019, she served as Senior Vice President and Corporate Treasurer for OFI Global Asset Management, a global investment management company offering various retail and institutional investment solutions. She received an M.B.A. in finance from Columbia University and a B.A. in Economics from St. Cloud State University.

Additionally Ms. Feinberg is a CFA® charterholder, a Financial Risk Manager – Certified by the Global Association of Risk Professionals and a Certified Treasury Professional. Ms. Feinberg was listed as a principal of the Managing Owner on June 20, 2019.

Annette Lege (50) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, on March 22, 2017.

Kelli Gallegos (49) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (43) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (57) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018.  Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (41) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts.  In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University.  He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

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

In addition, since November 29, 2016, all payment accruals and commissions have been paid to the Commodity Broker.

For the year ended December 31, 2019, the Fund has incurred Management Fees of $264,787 of which $241,944 had been paid at December 31, 2019. Management Fees of $22,843 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2019, the Fund has incurred brokerage commissions of $7,401 of which $2,506 had been paid at December 31, 2019. Brokerage commissions of $4,895 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2020, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2019 and 2018.

	Fiscal Years Ended December 31,
	2019	2018
Audit Fees	$78,660	$78,660
Audit-Related Fees(1)	5,000	—
Tax Fees (2)	19,015	43,067
All Other Fees	—	—
Total	$102,675	$121,727

(1)	Audit-Related Fees for the year ended December 31, 2019 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for the years ended December 31, 2019 and 2018 include fees billed for preparing tax forms.

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

(a)(1) Financial Statements

See financial statements commencing on page 30 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest

10.1	Futures and Options Agreement [5]

10.2	Form of Administration Agreement [6]

10.3	Form of Global Custody Agreement [6]

10.4	Form of Transfer Agency and Service Agreement [7]

10.5	Distribution Services Agreement [8]

23.1	Consent of PricewaterhouseCoopers LLP

EXHIBIT NO.	DESCRIPTION

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund—December 31, 2019 and December 31, 2018, (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund—December 31, 2019, (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund—December 31, 2018, (iv) the Statements of Income  and Expenses of Invesco DB US Dollar Index Bearish Fund—Years Ended December 31, 2019, 2018 and, 2017 (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund—Year Ended December 31, 2019, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund—Year Ended December 31, 2018, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund—Year Ended December 31, 2017, (viii) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund—Years Ended December 31, 2019, 2018 and 2017, and (ix) Notes to Financial Statements of Invesco DB US Dollar Index Bearish Fund.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.
5	Previously filed as an exhibit to Form 8-K on February 22, 2016 and incorporated herein by reference.

6        Previously filed as an exhibit to Form 8-K on October 1, 2019 and incorporated herein by reference.

7	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.
8	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 27, 2020		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: February 27, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ KRISTIE FEINBERG Kristie Feinberg	Manager	February 27, 2020

/s/ JOHN ZERR John Zerr	Manager	February 27, 2020

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.