Form 10-Q
period 2021-06-30
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2021-08-06
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

          Indicate the number of outstanding Shares as of June 30, 2021: 3,800,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2021 and December 31, 2020

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $43,994,838 and $39,981,708, respectively)	$43,997,235	$39,984,877
Affiliated investments, at value and cost	36,507,439	53,676,948
Cash held by custodian	—	273,842
Receivable for:
Dividends from affiliates	761	859
Total assets	$80,505,435	$93,936,526
Liabilities
Other Investments:
Variation margin payable - Currency Futures Contracts	$352,560	$249,410
Payable for:
Management fees	49,591	50,077
Brokerage commissions and fees	4,999	5,001
Total liabilities	407,150	304,488
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	843	871
Shareholders' equity—Shares	80,097,442	93,631,167
Total shareholders' equity	80,098,285	93,632,038
Total liabilities and equity	$80,505,435	$93,936,526
General Shares outstanding	40	40
Shares outstanding	3,800,000	4,300,000
Net asset value per share	$21.08	$21.77
Market value per share	$21.10	$21.78

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

June 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.040% due August 5, 2021	24.97%	$19,999,241	$20,000,000
U.S. Treasury Bills, 0.025% due September 9, 2021(b)	27.46	21,998,225	22,000,000
U.S. Treasury Bills, 0.050% due October 7, 2021	2.50	1,999,769	2,000,000
Total United States Treasury Obligations (cost $43,994,838)	54.93%	$43,997,235
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $36,507,439)(c) (d)	45.58%	$36,507,439	36,507,439
Total Investments in Securities (cost $80,502,277)	100.51%	$80,504,674

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $3,999,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2021.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	904	September - 2021	$(83,557,624)	$(2,148,462)	$(2,148,462)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.080% due March 11, 2021(b)	14.95%	$13,998,332	$14,000,000
U.S. Treasury Bills, 0.090% due June 10, 2021	2.14	1,999,366	2,000,000
U.S. Treasury Bills, 0.140% due September 9, 2021	23.48	21,988,406	22,000,000
U.S. Treasury Bills, 0.140% due October 7, 2021	2.13	1,998,773	2,000,000
Total United States Treasury Obligations (cost $39,981,708)	42.70%	$39,984,877
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $53,676,948)(c) (d)	57.33%	$53,676,948	53,676,948
Total Investments in Securities (cost $93,658,656)	100.03%	$93,661,825

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $3,999,200 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2020.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value (e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	1,018	March - 2021	$(91,512,092)	$915,518	$915,518

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income
Interest Income	$7,916	$12,919	$16,921	$115,537
Dividends from Affiliates	2,449	11,019	6,292	53,797
Total Income	10,365	23,938	23,213	169,334
Expenses
Management Fees	151,345	68,202	327,757	140,444
Brokerage Commissions and Fees	4,480	1,842	9,947	3,936
Interest Expense	141	149	302	335
Total Expenses	155,966	70,193	338,006	144,715
Less: Waivers	(597)	(11,048)	(11,380)	(16,973)
Net Expenses	155,369	59,145	326,626	127,742
Net Investment Income (Loss)	(145,004)	(35,207)	(303,413)	41,592
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	1,452,265	182,633	398,701	55,339
Net Realized Gain (Loss)	1,452,265	182,633	398,701	55,339
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(7,369)	(10,282)	(772)	(4,565)
Currency Futures Contracts	(803,983)	399,787	(3,063,980)	(729,797)
Net Change in Unrealized Gain (Loss)	(811,352)	389,505	(3,064,752)	(734,362)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	640,913	572,138	(2,666,051)	(679,023)
Net Income (Loss)	$495,909	$536,931	$(2,969,464)	$(637,431)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2021	40	$838	3,900,000	$81,720,602	$81,721,440
Purchases of Shares			400,000	8,559,639	8,559,639
Redemption of Shares			(500,000)	(10,678,703)	(10,678,703)
Net Increase (Decrease) due to Share Transactions			(100,000)	(2,119,064)	(2,119,064)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(145,003)	(145,004)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		14		1,452,251	1,452,265
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(8)		(811,344)	(811,352)
Net Income (Loss)		5		495,904	495,909
Net Change in Shareholders' Equity	—	5	(100,000)	(1,623,160)	(1,623,155)
Balance at June 30, 2021	40	$843	3,800,000	$80,097,442	$80,098,285

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

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$871	4,300,000	$93,631,167	$93,632,038
Purchases of Shares			1,000,000	21,541,133	21,541,133
Redemption of Shares			(1,500,000)	(32,105,422)	(32,105,422)
Net Increase (Decrease) due to Share Transactions			(500,000)	(10,564,289)	(10,564,289)
Net Income (Loss)
Net Investment Income (Loss)		(3)		(303,410)	(303,413)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		4		398,697	398,701
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(29)		(3,064,723)	(3,064,752)
Net Income (Loss)		(28)		(2,969,436)	(2,969,464)
Net Change in Shareholders' Equity	—	(28)	(500,000)	(13,533,725)	(13,533,753)
Balance at June 30, 2021	40	$843	3,800,000	$80,097,442	$80,098,285

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

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$(2,969,464)	$(637,431)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(19,996,209)	(31,937,501)
Proceeds from securities sold and matured	16,000,000	33,000,000
Cost of affiliated investments purchased	(47,365,841)	(48,357,794)
Proceeds from affiliated investments sold	64,535,350	39,684,547
Net accretion of discount on United States Treasury Obligations	(16,921)	(115,343)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	772	4,565
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	103,150	71,185
Dividends from affiliates	98	10,941
Management fees	(486)	(2,260)
Brokerage commissions and fees	(2)	(85)
Net cash provided by (used in) operating activities	10,290,447	(8,279,176)
Cash flows from financing activities:
Proceeds from purchases of Shares	21,541,133	16,231,817
Redemption of Shares	(32,105,422)	(8,027,125)
Net cash provided by (used in) financing activities	(10,564,289)	8,204,692
Net change in cash	(273,842)	(74,484)
Cash at beginning of period	273,842	74,484
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$302	$335

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

June 30, 2021

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and six months ended June 30, 2021 and 2020.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2021 and 2020, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2021 and 2020, respectively.

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

The Managing Owner waived fees of $597 and $11,380 for the three and six months ended June 30, 2021, respectively. The Managing Owner waived fees of $11,048 and $16,973 for the three and six months ended June 30, 2020, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$43,997,235	$—	$43,997,235
Money Market Mutual Fund	36,507,439	—	—	36,507,439
Total Investments in Securities	36,507,439	43,997,235	—	80,504,674
Other Investments—Liabilities (a)
Currency Futures Contracts	(2,148,462)	—	—	(2,148,462)
Total Investments	$34,358,977	$43,997,235	$—	$78,356,212

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$39,984,877	$—	$39,984,877
Money Market Mutual Fund	53,676,948	—	—	53,676,948
Total Investments in Securities	53,676,948	39,984,877	—	93,661,825
Other Investments—Assets (a)
Currency Futures Contracts	915,518	—	—	915,518
Total Investments	$54,592,466	$39,984,877	$—	$94,577,343

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(2,148,462)	$915,518	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,452,265	$182,633
	Net Change in Unrealized Gain (Loss)	(803,983)	399,787
Total		$648,282	$582,420

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$398,701	$55,339
	Net Change in Unrealized Gain (Loss)	(3,063,980)	(729,797)
Total		$(2,665,279)	$(674,458)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average Notional Value - Short	$(81,557,177)	$(40,070,288)	$(87,283,731)	$(40,414,841)

Note 8 – Investments in Affiliates

Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$35,707,372	$16,747,085	$(15,947,018)	$—	$—	$36,507,439	$2,449

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$53,676,948	$47,365,841	$(64,535,350)	$—	$—	$36,507,439	$6,292

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$11,811,626	$39,660,851	$(20,948,097)	$—	$—	$30,524,380	$11,019

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$21,851,133	$48,357,794	$(39,684,547)	$—	$—	$30,524,380	$53,797

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$20.95	$19.92	$21.77	$20.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.17	0.34	(0.62)	(0.28)
Net investment income (loss) (b)	(0.04)	(0.02)	(0.07)	0.02
Net income (loss)	0.13	0.32	(0.69)	(0.26)
Net asset value per Share, end of period	$21.08	$20.24	$21.08	$20.24
Market value per Share, beginning of period (c)	$20.96	$19.91	$21.78	$20.49
Market value per Share, end of period (c)	$21.10	$20.23	$21.10	$20.23

Ratio to average Net Assets (d)
Net investment income (loss)	(0.72)%	(0.39)%	(0.69)%	0.22%
Expenses, after waivers	0.77%	0.65%	0.75%	0.68%
Expenses, prior to waivers	0.77%	0.77%	0.77%	0.77%
Total Return, at net asset value (e)	0.62%	1.61%	(3.17)%	(1.27)%
Total Return, at market value (e)	0.67%	1.61%	(3.12)%	(1.27)%

(a)

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts per share may not correlate with the Fund’s net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Fund’s investments.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities, Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities, Inc. (collectively, “Deutsche Bank”). The Deutsche Bank Short USD Currency Portfolio Index—Excess ReturnTM (the “Index”) is the exclusive property of Deutsche Bank Securities, Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $10.3 million and $(8.3) million for the six months ended June 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2021, $20.0 million was paid to purchase United States Treasury Obligations and $16.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2020, $31.9 million was paid to purchase United States Treasury Obligations and $33.0 million was received from sales and maturing United States Treasury Obligations. $64.5 million was received from sales of affiliated investments and $47.4 million was paid to purchase affiliated investments during the six months ended June 30, 2021. $39.7 million was received from sales of affiliated investments and $48.4 million was paid to purchase affiliated investments during the six months ended June 30, 2020.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(10.6) million and $8.2 million during the six months ended June 30, 2021 and 2020, respectively. This included $21.5 million and $16.2 million from Shares purchased by Authorized

Participants and $32.1 million and $8.0 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

UDN - For the Three Months Ended June 30, 2021
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
Percentage Change
3/31/2021
6/30/2021
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UDN - For the Three Months Ended June 30, 2020
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Percentage Change
3/31/2020
6/30/2020
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

UDN - the Six Months Ended June 30, 2020
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Percentage Change
12/31/2019
6/30/2020
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

Performance Summary

This Report covers the three and six months ended June 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2021 and 2020

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2021	2020	2021	2020
DX Contract	0.80%	1.75%	(2.83)%	(1.02)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the three months ended June 30, 2021, the NYSE Arca market value of each Share increased from $20.96 per Share to $21.10 per Share. The Share price low and high for the three months ended June 30, 2021 and related change from the Share price on March 31, 2021 was as follows: Shares traded at a low of $21.02 per Share (+0.29%) on April 1, 2021, and a high of $21.77 per Share (+3.87%) on May 25, 2021. The total return for the Fund on a market value basis was +0.67%.

For the three months ended June 30, 2020, the NYSE Arca market value of each Share increased from $19.91 per Share to $20.23 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March 31, 2020 was as follows: Shares traded at a low of $19.56 per Share (-1.76%) on April 6, 2020, and a high of $20.56 per Share (+3.26%) on June 10, 2020. The total return for the Fund on a market value basis was +1.61%.

Fund Share Net Asset Performance

For the three months ended June 30, 2021, the NAV of each Share increased from $20.95 per Share to $21.08 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended June 30, 2021 contributed to a 0.79% increase in the level of the Index and to a 0.80% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +0.62%.

Net income (loss) for the three months ended June 30, 2021 was $0.5 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $1.5 million, net change in unrealized gain (loss) of $(0.8) million and operating expenses of $0.2 million.

For the three months ended June 30, 2020, the NAV of each Share increased from $19.92 per Share to $20.24 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended June 30, 2020 contributed to a 1.71% increase in the level of the Index and to a 1.75% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +1.61%.

Net income (loss) for the three months ended June 30, 2020 was $0.5 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $0.2 million, net change in unrealized gain (loss) of $0.4 million and net operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the six months ended June 30, 2021, the NYSE Arca market value of each Share decreased from $21.78 per Share to $21.10 per Share. The Share price low and high for the six months ended June 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $20.94 per Share (-3.86%) on March 30, 2021, and a high of $21.91 per Share (+0.60%) on January 6, 2021 . The total return for the Fund on a market value basis was -3.12%.

For the six months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $20.49 per Share to $20.23 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $19.00 per Share (-7.27%) on March 19, 2020, and a high of $20.77 per Share (+1.37%) on March 9, 2020. The total return for the Fund on a market value basis was -1.27%.

Fund Share Net Asset Performance

For the six months ended June 30, 2021, the NAV of each Share decreased from $21.77 per Share to $21.08 per Share. Falling currency futures contracts prices for short DX Contracts during the six months ended June 30, 2021 contributed to a 2.85% decrease in the level of the Index and to a 2.83% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -3.17%.

Net income (loss) for the six months ended June 30, 2021 was $(3.0) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $0.4 million, net change in unrealized gain (loss) of $(3.1) million and net operating expenses of $0.3 million.

For the six months ended June 30, 2020, the NAV of each Share decreased from $20.50 per Share to $20.24 per Share. Falling currency futures contracts prices for short DX Contracts during the six months ended June 30, 2020 contributed to a 1.33% decrease in the level of the Index and to a 1.02% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -1.27%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2021.

				For the Six Months Ended
				June 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$80,098,285	0.28%	$524,527	13

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$93,632,038	0.39%	$847,728	12

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2021 to April 30, 2021	200,000	21.22
May 1, 2021 to May 31, 2021	300,000	21.45
June 1, 2021 to June 30, 2021	—	—
Total	500,000	$21.36
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – June 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – June 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended June 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended June 30, 2020 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bearish Fund — For the Six Months Ended June 30, 2021 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bearish Fund— For the Six Months Ended June 30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Six Months Ended June 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – June 30, 2021.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 5, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 5, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools