Form 10-Q
period 2021-09-30
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2021-11-05
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

          Indicate the number of outstanding Shares as of September 30, 2021: 3,000,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $30,997,365 and $39,981,708, respectively)	$30,998,492	$39,984,877
Affiliated investments, at value and cost	30,838,728	53,676,948
Other investments:
Variation margin receivable- Currency Futures Contracts	77,066	—
Cash held by custodian	—	273,842
Receivable for:
Dividends from affiliates	641	859
Total assets	$61,914,927	$93,936,526
Liabilities
Other Investments:
Variation margin payable - Currency Futures Contracts	$—	$249,410
Payable for:
Management fees	38,750	50,077
Brokerage commissions and fees	1,272	5,001
Total liabilities	40,022	304,488
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	825	871
Shareholders' equity—Shares	61,874,080	93,631,167
Total shareholders' equity	61,874,905	93,632,038
Total liabilities and equity	$61,914,927	$93,936,526
General Shares outstanding	40	40
Shares outstanding	3,000,000	4,300,000
Net asset value per share	$20.62	$21.77
Market value per share	$20.63	$21.78

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

September 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.050% due October 7, 2021	3.23%	$1,999,991	$2,000,000
U.S. Treasury Bills, 0.045% due December 2, 2021	6.47	3,999,828	4,000,000
U.S. Treasury Bills, 0.045% due December 9, 2021	12.93	7,999,690	8,000,000
U.S. Treasury Bills, 0.040% due January 6, 2022(b)	6.46	3,999,700	4,000,000
U.S. Treasury Bills, 0.055% due February 3, 2022	8.08	5,000,705	5,001,400
U.S. Treasury Bills, 0.050% due March 10, 2022	12.93	7,998,578	8,000,000
'Total United States Treasury Obligations (cost $30,997,365)	50.10%	$30,998,492
'Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $30,838,728)(c) (d)	49.84%	$30,838,728	30,838,728
Total Investments in Securities (cost $61,836,093)	99.94%	$61,837,220

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $3,999,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2021.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	682	December - 2021	$(64,271,680)	$(1,163,292)	$(1,163,292)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income
Interest Income	$6,484	$9,809	$23,405	$125,346
Dividends from Affiliates	2,030	2,503	8,322	56,300
Total Income	8,514	12,312	31,727	181,646
Expenses
Management Fees	131,649	137,609	459,406	278,053
Brokerage Commissions and Fees	350	4,123	10,297	8,059
Interest Expense	125	88	427	423
Total Expenses	132,124	141,820	470,130	286,535
Less: Waivers	—	(16,513)	(11,380)	(33,486)
Net Expenses	132,124	125,307	458,750	253,049
Net Investment Income (Loss)	(123,610)	(112,995)	(427,023)	(71,403)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	76	—	76
Currency Futures Contracts	(2,333,016)	1,721,979	(1,934,315)	1,777,318
Net Realized Gain (Loss)	(2,333,016)	1,722,055	(1,934,315)	1,777,394
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,270)	1,578	(2,042)	(2,987)
Currency Futures Contracts	985,170	(103,142)	(2,078,810)	(832,939)
Net Change in Unrealized Gain (Loss)	983,900	(101,564)	(2,080,852)	(835,926)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(1,349,116)	1,620,491	(4,015,167)	941,468
Net Income (Loss)	$(1,472,726)	$1,507,496	$(4,442,190)	$870,065

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2021	40	$843	3,800,000	$80,097,442	$80,098,285
Redemption of Shares			(800,000)	(16,750,654)	(16,750,654)
Net Increase (Decrease) due to Share Transactions			(800,000)	(16,750,654)	(16,750,654)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(123,609)	(123,610)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(24)		(2,332,992)	(2,333,016)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		983,893	983,900
Net Income (Loss)		(18)		(1,472,708)	(1,472,726)
Net Change in Shareholders' Equity	—	(18)	(800,000)	(18,223,362)	(18,223,380)
Balance at September 30, 2021	40	$825	3,000,000	$61,874,080	$61,874,905

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

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$871	4,300,000	$93,631,167	$93,632,038
Purchases of Shares			1,000,000	21,541,133	21,541,133
Redemption of Shares			(2,300,000)	(48,856,076)	(48,856,076)
Net Increase (Decrease) due to Share Transactions			(1,300,000)	(27,314,943)	(27,314,943)
Net Income (Loss)
Net Investment Income (Loss)		(4)		(427,019)	(427,023)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(20)		(1,934,295)	(1,934,315)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(22)		(2,080,830)	(2,080,852)
Net Income (Loss)		(46)		(4,442,144)	(4,442,190)
Net Change in Shareholders' Equity	—	(46)	(1,300,000)	(31,757,087)	(31,757,133)
Balance at September 30, 2021	40	$825	3,000,000	$61,874,080	$61,874,905

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

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$(4,442,190)	$870,065
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(48,992,252)	(74,923,892)
Proceeds from securities sold and matured	58,000,000	50,999,871
Cost of affiliated investments purchased	(64,291,589)	(135,497,908)
Proceeds from affiliated investments sold	87,129,809	116,672,731
Net accretion of discount on United States Treasury Obligations	(23,405)	(125,152)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(76)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	2,042	2,987
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(326,476)	147,040
Dividends from affiliates	218	12,217
Management fees	(11,327)	23,506
Brokerage commissions and fees	(3,729)	105
Net cash provided by (used in) operating activities	27,041,101	(41,818,506)
Cash flows from financing activities:
Proceeds from purchases of Shares	21,541,133	53,860,672
Redemption of Shares	(48,856,076)	(12,116,650)
Net cash provided by (used in) financing activities	(27,314,943)	41,744,022
Net change in cash	(273,842)	(74,484)
Cash at beginning of period	273,842	74,484
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$427	$423

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2021

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and nine months ended September 30, 2021 and 2020.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2021 and 2020, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2021 and 2020, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2018.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive indefinitely the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs. The Managing Owner may terminate this fee waiver on 60 days’ notice.

The Managing Owner waived fees of $0 and $11,380 for the three and nine months ended September 30, 2021, respectively. The Managing Owner waived fees of $16,513 and $33,486 for the three and nine months ended September 30, 2020, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$30,998,492	$—	$30,998,492
Money Market Mutual Fund	30,838,728	—	—	30,838,728
Total Investments in Securities	30,838,728	30,998,492	—	61,837,220
Other Investments—Liabilities (a)
Currency Futures Contracts	(1,163,292)	—	—	(1,163,292)
Total Investments	$29,675,436	$30,998,492	$—	$60,673,928

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$39,984,877	$—	$39,984,877
Money Market Mutual Fund	53,676,948	—	—	53,676,948
Total Investments in Securities	53,676,948	39,984,877	—	93,661,825
Other Investments—Assets (a)
Currency Futures Contracts	915,518	—	—	915,518
Total Investments	$54,592,466	$39,984,877	$—	$94,577,343

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(1,163,292)	$915,518	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(2,333,016)	$1,721,979
	Net Change in Unrealized Gain (Loss)	985,170	(103,142)
Total		$(1,347,846)	$1,618,837

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(1,934,315)	$1,777,318
	Net Change in Unrealized Gain (Loss)	(2,078,810)	(832,939)
Total		$(4,013,125)	$944,379

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average Notional Value - Short	$(72,091,491)	$(68,925,014)	$(81,579,445)	$(50,593,814)

Note 8 – Investments in Affiliates

Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2021.

	Value 06/30/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$36,507,439	$16,925,748	$(22,594,459)	$—	$—	$30,838,728	$2,030

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$53,676,948	$64,291,589	$(87,129,809)	$—	$—	$30,838,728	$8,322

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020.

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$30,524,380	$45,820,678	$(76,345,058)	$—	$—	$—	$2,376
Invesco Government & Agency Portfolio, Institutional Class	—	41,319,436	(643,126)	—	—	40,676,310	127
Total	$30,524,380	$87,140,114	$(76,988,184)	$—	$—	$40,676,310	$2,503

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$21,851,133	$94,178,472	$(116,029,605)	$—	$—	$—	$56,173
Invesco Government & Agency Portfolio, Institutional Class	—	41,319,436	(643,126)	—	—	40,676,310	127
Total	$21,851,133	$135,497,908	$(116,672,731)			$40,676,310	$56,300

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$21.08	$20.24	$21.77	$20.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(0.42)	0.69	(1.04)	0.43
Net investment income (loss) (b)	(0.04)	(0.03)	(0.11)	(0.03)
Net income (loss)	(0.46)	0.66	(1.15)	0.40
Net asset value per Share, end of period	$20.62	$20.90	$20.62	$20.90
Market value per Share, beginning of period (c)	$21.10	$20.23	$21.78	$20.49
Market value per Share, end of period (c)	$20.63	$20.89	$20.63	$20.89

Ratio to average Net Assets (d)
Net investment income (loss)	(0.70)%	(0.62)%	(0.70)%	(0.19)%
Expenses, after waivers	0.75%	0.68%	0.75%	0.68%
Expenses, prior to waivers	0.75%	0.77%	0.77%	0.77%
Total Return, at net asset value (e)	(2.18)%	3.26%	(5.28)%	1.95%
Total Return, at market value (e)	(2.23)%	3.26%	(5.28)%	1.95%

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

         As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $27.0 million and $(41.8) million for the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2021, $49.0 million was paid to purchase United States Treasury Obligations and $58.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2020, $74.9 million was paid to purchase United States Treasury Obligations and $51.0 million was received from sales and maturing United States Treasury Obligations. $87.1 million was received from sales of affiliated investments and $64.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2021. $116.7 million was received from sales of affiliated investments and $135.5 million was paid to purchase affiliated investments during the nine months ended September 30, 2020.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(27.3) million and $41.7 million during the nine months ended September 30, 2021 and 2020, respectively. This included $21.5 million and $53.9 million from Shares purchased by Authorized Participants and $48.9 million and $12.1 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

UDN - For the Three Months Ended September 30, 2021
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
Percentage Change
6/30/2021
9/30/2021
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UDN - For the Three Months Ended September 30, 2020
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
Percentage Change
6/30/2020
9/30/2020
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UDN - For the Nine Months Ended September 30, 2021
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Percentage Change
12/31/2020
9/30/2021
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

UDN - For Nine Months Ended September 30, 2020
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Percentage Change
12/31/2019
9/30/2020
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

Performance Summary

This Report covers the three and nine months ended September 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2021 and 2020

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2021	2020	2021	2020
DX Contract	(1.95)%	3.49%	(4.73)%	2.43%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the three months ended September 30, 2021, the NYSE Arca market value of each Share decreased from $21.10 per Share to $20.63 per Share. The Share price low and high for the three months ended September 30, 2021 and related change from the Share price on June 30, 2021 was as follows: Shares traded at a low of $20.60 per Share (-2.37%) on September 29, 2021, and a high of $21.19 per Share (+0.43%) on July 29, 2021. The total return for the Fund on a market value basis was -2.23%.

For the three months ended September 30, 2020, the NYSE Arca market value of each Share increased from $20.23 per Share to $20.89 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $20.25 per Share (+0.10%) on July 2, 2020, and a high of $21.29 per Share (+5.24%) on August 31, 2020. The total return for the Fund on a market value basis was +3.26%.

Fund Share Net Asset Performance

For the three months ended September 30, 2021, the NAV of each Share decreased from $21.08 per Share to $20.62 per Share. Falling currency futures contracts prices for short DX Contracts during the three months ended September 30, 2021 contributed to a 1.97% decrease in the level of the Index and to a 1.95% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -2.18%.

Net income (loss) for the three months ended September 30, 2021 was $(1.5) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(2.3) million, net change in unrealized gain (loss) of $1.0 million and operating expenses of $0.1 million.

         For the three months ended September 30, 2020, the NAV of each Share increased from $20.24 per Share to $20.90 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended September 30, 2020 contributed to an overall 3.46% increase in the level of the Index and to a 3.49% increase in the level of the Short Index–TRTM. The total return for the Fund, on a NAV basis was +3.26%.

         Net income (loss) for the three months ended September 30, 2020 was $1.5 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $1.7 million, net change in unrealized gain (loss) of $(0.1) million and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the nine months ended September 30, 2021, the NYSE Arca market value of each Share decreased from $21.78 per Share to $20.63 per Share. The Share price low and high for the nine months ended September 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $20.60 per Share (-5.42%) on September 29, 2021, and a high of $21.91 per Share (+0.60%) on January 6, 2021. The total return for the Fund on a market value basis was -5.28%.

For the nine months ended September 30, 2020, the NYSE Arca market value of each Share increased from $20.49 per Share to $20.89 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $19.00 per Share (-7.27%) on March 19, 2020, and a high of $21.29 per Share (+3.90%) on August 31, 2020. The total return for the Fund on a market value basis was +1.95%.

Fund Share Net Asset Performance

For the nine months ended September 30, 2021, the NAV of each Share decreased from $21.77 per Share to $20.62 per Share. Falling currency futures contracts prices for short DX Contracts during the nine months ended September 30, 2021 contributed to a 4.76% decrease in the level of the Index and to a 4.73% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -5.28%.

Net income (loss) for the nine months ended September 30, 2021 was $(4.4) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(1.9) million, net change in unrealized gain (loss) of $(2.1) million and net operating expenses of $0.5 million.

For the nine months ended September 30, 2020, the NAV of each Share increased from $20.50 per Share to $20.90 per Share. Rising currency futures contracts prices for short DX Contracts during the nine months ended September 30, 2020 contributed to an overall 2.08% increase in the level of the Index and to a 2.43% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +1.95%.

Net income (loss) for the nine months ended September 30, 2020 was $0.9 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $1.8 million, net change in unrealized gain (loss) of $(0.8) million and net operating expenses of $0.3 million.

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

The Fund has financial obligations to the Managing Owner and the Commodity Broker under the Trust Agreement and its agreement with the Commodity Broker (the “Commodity Broker Agreement”), respectively. Management Fee payments made to the Managing Owner, pursuant to the Trust Agreement, are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker, pursuant to the Commodity Broker Agreement are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the number of payments that will be required under these arrangements for future periods as NAVs and trading activity will not be known until a future date. The Fund’s agreement with the Commodity Broker may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2021.

				For the Nine Months Ended
				September 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$61,874,905	0.27%	$391,441	20

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$93,632,038	0.39%	$847,728	12

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2021 to July 31, 2021	400,000	21.03
August 1, 2021 to August 31, 2021	400,000	20.85
September 1, 2021 to September 30, 2021	—	—
Total	800,000	$20.94
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – September 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – September 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2020 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bearish Fund — For the Nine Months Ended September 30, 2021 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bearish Fund— For the Nine Months Ended September 30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Nine Months Ended September 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – September 30, 2021.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 4, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 4, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools