Form 10-Q
period 2022-06-30
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2022-08-05
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

          Indicate the number of outstanding Shares as of June 30, 2022: 2,700,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $17,882,556 and $17,000,407, respectively)	$17,843,074	$17,000,743
Affiliated investments, at value and cost	31,740,361	31,507,548
Other investments:
Variation margin receivable- Currency Futures Contracts	184,800	167,832
Receivable for:
Dividends from affiliates	21,571	774
Total assets	$49,789,806	$48,676,897
Liabilities
Payable for:
Management fees	24,400	34,949
Brokerage commissions and fees	4,942	4,845
Total liabilities	29,342	39,794
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	737	811
Shareholders' equity—Shares	49,759,727	48,636,292
Total shareholders' equity	49,760,464	48,637,103
Total liabilities and equity	$49,789,806	$48,676,897
General Shares outstanding	40	40
Shares outstanding	2,700,000	2,400,000
Net asset value per share	$18.43	$20.27
Market value per share	$18.42	$20.25

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

June 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 1.050% due August 18, 2022(b)	4.01%	$1,996,453	$2,000,000
U.S. Treasury Bills, 1.490% due November 17, 2022(b)	3.99	1,984,227	2,000,000
U.S. Treasury Bills, 1.580% due December 1, 2022	5.97	2,971,966	3,000,000
U.S. Treasury Bills, 1.710% due December 8, 2022	21.89	10,890,428	11,000,000
Total United States Treasury Obligations (cost $17,882,556)	35.86%	$17,843,074
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 1.39% (cost $31,740,361)(c) (d)	63.78%	$31,740,361	31,740,361
Total Investments in Securities (cost $49,622,917)	99.64%	$49,583,435

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $3,980,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2022.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	480	September - 2022	$(50,142,720)	$(621,785)	$(621,785)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income
Interest Income	$29,694	$7,916	$35,427	$16,921
Dividends from Affiliates	45,631	2,449	51,142	6,292
Total Income	75,325	10,365	86,569	23,213
Expenses
Management Fees	80,835	151,345	169,331	327,757
Brokerage Commissions and Fees	2,375	4,480	4,768	9,947
Interest Expense	205	141	303	302
Total Expenses	83,415	155,966	174,402	338,006
Less: Waivers	(6,186)	(597)	(6,552)	(11,380)
Net Expenses	77,229	155,369	167,850	326,626
Net Investment Income (Loss)	(1,904)	(145,004)	(81,281)	(303,413)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	(2,188,009)	1,452,265	(3,353,804)	398,701
Net Realized Gain (Loss)	(2,188,009)	1,452,265	(3,353,804)	398,701
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(39,654)	(7,369)	(39,818)	(772)
Currency Futures Contracts	(695,365)	(803,983)	(909,814)	(3,063,980)
Net Change in Unrealized Gain (Loss)	(735,019)	(811,352)	(949,632)	(3,064,752)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(2,923,028)	640,913	(4,303,436)	(2,666,051)
Net Income (Loss)	$(2,924,932)	$495,909	$(4,384,717)	$(2,969,464)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2022	40	$786	2,300,000	$45,215,415	$45,216,201
Purchases of Shares			800,000	14,894,269	14,894,269
Redemption of Shares			(400,000)	(7,425,074)	(7,425,074)
Net Increase (Decrease) due to Share Transactions			400,000	7,469,195	7,469,195
Net Income (Loss)
Net Investment Income (Loss)		—		(1,904)	(1,904)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(37)		(2,187,972)	(2,188,009)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(12)		(735,007)	(735,019)
Net Income (Loss)		(49)		(2,924,883)	(2,924,932)
Net Change in Shareholders' Equity	—	(49)	400,000	4,544,312	4,544,263
Balance at June 30, 2022	40	$737	2,700,000	$49,759,727	$49,760,464

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

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$811	2,400,000	$48,636,292	$48,637,103
Purchases of Shares			800,000	14,894,269	14,894,269
Redemption of Shares			(500,000)	(9,386,191)	(9,386,191)
Net Increase (Decrease) due to Share Transactions			300,000	5,508,078	5,508,078
Net Income (Loss)
Net Investment Income (Loss)		(1)		(81,280)	(81,281)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(57)		(3,353,747)	(3,353,804)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(16)		(949,616)	(949,632)
Net Income (Loss)		(74)		(4,384,643)	(4,384,717)
Net Change in Shareholders' Equity	—	(74)	300,000	1,123,435	1,123,361
Balance at June 30, 2022	40	$737	2,700,000	$49,759,727	$49,760,464

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

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$(4,384,717)	$(2,969,464)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(27,848,182)	(19,996,209)
Proceeds from securities sold and matured	27,001,400	16,000,000
Cost of affiliated investments purchased	(32,193,980)	(47,365,841)
Proceeds from affiliated investments sold	31,961,167	64,535,350
Net accretion of discount on United States Treasury Obligations	(35,367)	(16,921)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	39,818	772
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(16,968)	103,150
Dividends from affiliates	(20,797)	98
Management fees	(10,549)	(486)
Brokerage commissions and fees	97	(2)
Net cash provided by (used in) operating activities	(5,508,078)	10,290,447
Cash flows from financing activities:
Proceeds from purchases of Shares	14,894,269	21,541,133
Redemption of Shares	(9,386,191)	(32,105,422)
Net cash provided by (used in) financing activities	5,508,078	(10,564,289)
Net change in cash	—	(273,842)
Cash at beginning of period	—	273,842
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$303	$302

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

June 30, 2022

Note 1 – Organization

Invesco DB US Dollar Index Bearish Fund (the “Fund”), a separate series of Invesco DB US Dollar Index Trust (the “Trust”), was formed as a Delaware statutory trust on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and six months ended June 30, 2022 and 2021.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2022 and 2021, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2021, respectively.

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

The Managing Owner waived fees of $6,186 and $6,552 for the three and six months ended June 30, 2022 and respectively. The Managing Owner waived fees of $597 and $11,380 for the three and six months ended June 30, 2021, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$17,843,074	$—	$17,843,074
Money Market Mutual Fund	31,740,361	—	—	31,740,361
Total Investments in Securities	31,740,361	17,843,074	—	49,583,435
Other Investments—Liabilities (a)
Currency Futures Contracts	(621,785)	—	—	(621,785)
Total Investments	$31,118,576	$17,843,074	$—	$48,961,650

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$17,000,743	$—	$17,000,743
Money Market Mutual Fund	31,507,548	—	—	31,507,548
Total Investments in Securities	31,507,548	17,000,743	—	48,508,291
Other Investments—Assets (a)
Currency Futures Contracts	288,029	—	—	288,029
Total Investments	$31,795,577	$17,000,743	$—	$48,796,320

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(621,785)	$288,029	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(2,188,009)	$1,452,265
	Net Change in Unrealized Gain (Loss)	(695,365)	(803,983)
Total		$(2,883,374)	$648,282

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(3,353,804)	$398,701
	Net Change in Unrealized Gain (Loss)	(909,814)	(3,063,980)
Total		$(4,263,618)	$(2,665,279)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average Notional Value - Short	$(46,784,737)	$(81,557,177)	$(47,529,463)	$(87,283,731)

Note 8 – Investments in Affiliates

              Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$33,478,674	$18,622,619	$(20,360,932)	$—	$—	$31,740,361	$45,631

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$31,507,548	$32,193,980	$(31,961,167)	$—	$—	$31,740,361	$51,142

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$35,707,372	$16,747,085	$(15,947,018)	$—	$—	$36,507,439	$2,449

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$53,676,948	$47,365,841	$(64,535,350)	$—	$—	$36,507,439	$6,292

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$19.66	$20.95	$20.27	$21.77
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(1.23)	0.17	(1.81)	(0.62)
Net investment income (loss) (b)	0.00	(0.04)	(0.03)	(0.07)
Net income (loss)	(1.23)	0.13	(1.84)	(0.69)
Net asset value per Share, end of period	$18.43	$21.08	$18.43	$21.08
Market value per Share, beginning of period (c)	$19.65	$20.96	$20.25	$21.78
Market value per Share, end of period (c)	$18.42	$21.10	$18.42	$21.10

Ratio to average Net Assets (d)
Net investment income (loss)	(0.02)%	(0.72)%	(0.36)%	(0.69)%
Expenses, after waivers	0.72%	0.77%	0.74%	0.75%
Expenses, prior to waivers	0.77%	0.77%	0.77%	0.77%
Total Return, at net asset value (e)	(6.26)%	0.62%	(9.08)%	(3.17)%
Total Return, at market value (e)	(6.26)%	0.67%	(9.04)%	(3.12)%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(5.5) million and $10.3 million for the six months ended June 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2022, $27.8 million was paid to purchase United States Treasury Obligations and $27.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2021, $20.0 million was paid to purchase United States Treasury Obligations and $16.0 million was received from sales and maturing United States Treasury Obligations. $32.0 million was received from sales of affiliated investments and $32.2 million was paid to purchase affiliated investments during the six months ended June 30, 2022. $64.5 million was received from sales of affiliated investments and $47.4 million was paid to purchase affiliated investments during the six months ended June 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $5.5 million and $(10.6) million during the six months ended June 30, 2022 and 2021, respectively. This included $14.9 million and $21.5 million from Shares purchased by Authorized Participants and $9.4 million and $32.1 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

UDN - For the Three Months Ended June 30, 2022
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Percentage Change
3/31/2022
6/30/2022
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

Performance Summary

This Report covers the three and six months ended June 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2022 and 2021

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2022	2021	2022	2021
DX Contract	(5.89)%	0.80%	(8.47)%	(2.83)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

For the three months ended June 30, 2022, the NYSE Arca market value of each Share decreased from $19.65 per Share to $18.42 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $18.27 per Share (-7.02%) on June 14, 2022 and a high of $19.62 per Share (-0.15%) on April 1, 2022. The total return for the Fund on a market value basis was -6.26%.

The U.S. dollar rallied significantly in the second quarter of the year, leading to losses for the Fund, as growing recession fears fueled by expectations for aggressive inflation-fighting Federal Reserve (Fed) policy following its largest rate hike since 1994 of 0.75%, increased demand for haven assets like the U.S. dollar. On the contrary, the deepening energy crisis in Europe threatened economic growth and weighed on European currencies like the Euro, which ended the quarter close to parity with the U.S. dollar. The U.S. dollar was also supported by other central banks relatively dovish policies in comparison to the Fed (higher interest rates tend to boost demand for a currency).

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

The U.S. dollar posted a small loss in the second quarter of 2021, hence leading to slight gains for the Fund, as the Fed’s dovishness in contrast to the Bank of Canada, which had already begun to taper its asset purchases, and the United States’ delayed reopenings relative to the United Kingdom, weighed on the currency. Falling treasury yields given the Fed’s commitment to keeping stimulus measures in place also pressured the U.S. dollar.

Fund Share Net Asset Performance

For the three months ended June 30, 2022, the NAV of each Share decreased from $19.66 per Share to $18.43 per Share. Falling currency futures contracts prices for short DX Contracts during the three months ended June 30, 2022 contributed to a 6.14% decrease in the level of the Index and to a 5.89% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -6.26%.

Net income (loss) for the three months ended June 30, 2022 was $(2.9) million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(2.2) million, net change in unrealized gain (loss) of $(0.7) million and operating expenses of $0.1 million.

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

         Net income (loss) for the three months ended June 30, 2021 was $0.5 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $1.5 million, net change in unrealized gain (loss) of $(0.8) million and operating expenses of $0.2 million

FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

For the six months ended June 30, 2022, the NYSE Arca market value of each Share decreased from $20.25 per Share to $18.42 per Share. The Share price low and high for the six months ended June 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $18.27 per Share (-9.78%) on June 14, 2022, and a high of $20.41 per Share (+0.82) on January 13, 2022. The total return for the Fund on a market value basis was -9.04%.

The U.S. dollar rallied in the first half of the year, with the Fund posting losses, as heightened geopolitical tensions in Q1 and growing recession fears in Q2 boosted demand for haven assets like the U.S. dollar, while uncertainty over Europe’s macroeconomic outlook in Q1, given its geographical proximity and strong reliance on Russian commodities, and then the region’s deepening energy crisis in Q2 weighed on its European counterparts. The U.S. dollar was also supported by other central banks relatively dovish policies in comparison to the Fed, as higher interest rates tend to boost demand for a currency.

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

Despite the small downturn in the second quarter, the U.S. dollar kept most of its Q1 gains, leading to negative performance for the Fund. In the first quarter, the front month U.S. dollar index futures, which measures the value of the U.S. dollar relative to other major world currencies, posted its strongest quarterly gain since mid-2018 as other currencies were pressured by their country’s relatively bearish COVID-19/vaccine developments and dovish central banks.

Fund Share Net Asset Performance

For the six months ended June 30, 2022, the NAV of each Share decreased from $20.26 per Share to $18.43 per Share. Falling currency futures contracts prices for short DX Contracts during the six months ended June 30, 2022 contributed to a 8.78% decrease in the level of the Index and to a 8.47% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -9.03%.

Net income (loss) for the six months ended June 30, 2022 was $(4.3) million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(3.4) million, net change in unrealized gain (loss) of $(0.9) million and operating expenses of $0.2 million.

         For the six months June 30, 2021, the NAV of each Share decreased from $21.77 per Share to $21.08 per Share. Falling currency futures contracts prices for short DX Contracts during the six months ended June 30, 2021 contributed to a 2.85% decrease in the level of the Index and to a 2.83% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -3.17%.

         Net income (loss) for the six months June 30, 2021 was $(3.0) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $0.4 million, net change in unrealized gain (loss) of $(3.1) million and net operating expenses of $0.3 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2022.

				For the Six Months Ended
				June 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$49,760,464	0.36%	$414,616	10

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$48,637,103	0.27%	$311,253	30

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2022 to April 30, 2022	—	$—
May 1, 2022 to May 31, 2022	200,000	18.79
June 1, 2022 to June 30, 2022	200,000	18.34
Total	400,000	$18.56
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – June 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – June 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended June 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended June 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of

Invesco US Dollar Index Bearish Fund — For the Six Months Ended June 30, 2022 (Unaudited), (viii) the Statement of

Changes in Shareholders’ Equity of Invesco US Dollar Index Bearish Fund— For the Six Months Ended June 30, 2021

(Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Six Months Ended June 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – June 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 4, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 4, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools