Form 10-Q
period 2022-09-30
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2022-11-04
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

          Indicate the number of outstanding Shares as of September 30, 2022: 3,700,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $30,854,341 and $17,000,407, respectively)	$30,823,870	$17,000,743
Affiliated investments, at value and cost	32,480,942	31,507,548
Other investments:
Variation margin receivable- Currency Futures Contracts	69,974	167,832
Receivable for:
Dividends from affiliates	52,320	774
Total assets	$63,427,106	$48,676,897
Liabilities
Payable for:
Management fees	35,845	34,949
Brokerage commissions and fees	4,929	4,845
Total liabilities	40,774	39,794
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	685	811
Shareholders' equity—Shares	63,385,647	48,636,292
Total shareholders' equity	63,386,332	48,637,103
Total liabilities and equity	$63,427,106	$48,676,897
General Shares outstanding	40	40
Shares outstanding	3,700,000	2,400,000
Net asset value per share	$17.13	$20.27
Market value per share	$17.12	$20.25

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

September 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 2.610% due November 17, 2022 (b)	11.00%	$6,975,343	$7,000,000
U.S. Treasury Bills, 2.880% due December 1, 2022	4.71	2,985,803	3,000,000
U.S. Treasury Bills, 2.965% due December 8, 2022 (b)	17.27	10,939,973	11,000,000
U.S. Treasury Bills, 3.270% due December 29, 2022	15.65	9,922,751	10,000,000
Total United States Treasury Obligations (cost $30,854,341)	48.63%	$30,823,870
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 2.88% (cost $32,480,942) (c)(d)	51.24%	$32,480,942	32,480,942
Total Investments in Securities (cost $63,335,283)	99.87%	$63,304,812

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $3,982,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2022.
Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	593	December - 2022	$(66,465,812)	$(1,498,290)	$(1,498,290)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.040% due January 6, 2022	8.22%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.050% due February 3, 2022	10.28	5,001,293	5,001,400
U.S. Treasury Bills, 0.070% due March 10, 2022 (b)	16.46	7,999,450	8,000,000
Total United States Treasury Obligations (cost $17,000,407)	34.96%	$17,000,743
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $31,507,548) (c)(d)	64.78%	$31,507,548	31,507,548
Total Investments in Securities (cost $48,507,955)	99.74%	$48,508,291

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $3,999,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	504	March - 2022	$(48,178,872)	$288,029	$288,029

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income
Interest Income	$138,812	$6,484	$174,239	$23,405
Dividends from Affiliates	180,263	2,030	231,405	8,322
Total Income	319,075	8,514	405,644	31,727
Expenses
Management Fees	121,374	131,649	290,705	459,406
Brokerage Commissions and Fees	3,714	350	8,482	10,297
Interest Expense	323	125	626	427
Total Expenses	125,411	132,124	299,813	470,130
Less: Waivers	(8,789)	—	(15,341)	(11,380)
Net Expenses	116,622	132,124	284,472	458,750
Net Investment Income (Loss)	202,453	(123,610)	121,172	(427,023)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	(3,633,785)	(2,333,016)	(6,987,589)	(1,934,315)
Net Realized Gain (Loss)	(3,633,785)	(2,333,016)	(6,987,589)	(1,934,315)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	9,011	(1,270)	(30,807)	(2,042)
Currency Futures Contracts	(876,505)	985,170	(1,786,319)	(2,078,810)
Net Change in Unrealized Gain (Loss)	(867,494)	983,900	(1,817,126)	(2,080,852)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(4,501,279)	(1,349,116)	(8,804,715)	(4,015,167)
Net Income (Loss)	$(4,298,826)	$(1,472,726)	$(8,683,543)	$(4,442,190)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2022	40	$737	2,700,000	$49,759,727	$49,760,464
Purchases of Shares			2,000,000	35,503,722	35,503,722
Redemption of Shares			(1,000,000)	(17,579,028)	(17,579,028)
Net Increase (Decrease) due to Share Transactions			1,000,000	17,924,694	17,924,694
Net Income (Loss)
Net Investment Income (Loss)		3		202,450	202,453
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(45)		(3,633,740)	(3,633,785)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(10)		(867,484)	(867,494)
Net Income (Loss)		(52)		(4,298,774)	(4,298,826)
Net Change in Shareholders' Equity	—	(52)	1,000,000	13,625,920	13,625,868
Balance at September 30, 2022	40	$685	3,700,000	$63,385,647	$63,386,332

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2021	40	$843	3,800,000	$80,097,442	$80,098,285
Purchases of Shares			—	—	—
Redemption of Shares			(800,000)	(16,750,654)	(16,750,654)
Net Increase (Decrease) due to Share Transactions			(800,000)	(16,750,654)	(16,750,654)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(123,609)	(123,610)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(24)		(2,332,992)	(2,333,016)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		983,893	983,900
Net Income (Loss)		(18)		(1,472,708)	(1,472,726)
Net Change in Shareholders' Equity	—	(18)	(800,000)	(18,223,362)	(18,223,380)
Balance at September 30, 2021	40	$825	3,000,000	$61,874,080	$61,874,905

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$811	2,400,000	$48,636,292	$48,637,103
Purchases of Shares			2,800,000	50,397,991	50,397,991
Redemption of Shares			(1,500,000)	(26,965,219)	(26,965,219)
Net Increase (Decrease) due to Share Transactions			1,300,000	23,432,772	23,432,772
Net Income (Loss)
Net Investment Income (Loss)		2		121,170	121,172
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(102)		(6,987,487)	(6,987,589)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(26)		(1,817,100)	(1,817,126)
Net Income (Loss)		(126)		(8,683,417)	(8,683,543)
Net Change in Shareholders' Equity	—	(126)	1,300,000	14,749,355	14,749,229
Balance at September 30, 2022	40	$685	3,700,000	$63,385,647	$63,386,332

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

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$(8,683,543)	$(4,442,190)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(57,680,969)	(48,992,252)
Proceeds from securities sold and matured	44,001,400	58,000,000
Cost of affiliated investments purchased	(89,847,641)	(64,291,589)
Proceeds from affiliated investments sold	88,874,247	87,129,809
Net accretion of discount on United States Treasury Obligations	(174,365)	(23,405)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	30,807	2,042
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	97,858	(326,476)
Dividends from affiliates	(51,546)	218
Management fees	896	(11,327)
Brokerage commissions and fees	84	(3,729)
Net cash provided by (used in) operating activities	(23,432,772)	27,041,101
Cash flows from financing activities:
Proceeds from purchases of Shares	50,397,991	21,541,133
Redemption of Shares	(26,965,219)	(48,856,076)
Net cash provided by (used in) financing activities	23,432,772	(27,314,943)
Net change in cash	—	(273,842)
Cash at beginning of period	—	273,842
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$626	$427

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2022

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and nine months ended September 30, 2022 and 2021.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2022 and 2021, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2021, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2019.

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

The Managing Owner waived fees of $8,789 and $15,341 for the three and nine months ended September 30, 2022 and respectively. The Managing Owner waived fees of $0 and $11,380 for the three and nine months ended September 30, 2021, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$30,823,870	$—	$30,823,870
Money Market Mutual Fund	32,480,942	—	—	32,480,942
Total Investments in Securities	32,480,942	30,823,870	—	63,304,812
Other Investments—Liabilities (a)
Currency Futures Contracts	(1,498,290)	—	—	(1,498,290)
Total Investments	$30,982,652	$30,823,870	$—	$61,806,522

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$17,000,743	$—	$17,000,743
Money Market Mutual Fund	31,507,548	—	—	31,507,548
Total Investments in Securities	31,507,548	17,000,743	—	48,508,291
Other Investments—Assets (a)
Currency Futures Contracts	288,029	—	—	288,029
Total Investments	$31,795,577	$17,000,743	$—	$48,796,320

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(1,498,290)	$288,029	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(3,633,785)	$(2,333,016)
	Net Change in Unrealized Gain (Loss)	(876,505)	985,170
Total		$(4,510,290)	$(1,347,846)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(6,987,589)	$(1,934,315)
	Net Change in Unrealized Gain (Loss)	(1,786,319)	(2,078,810)
Total		$(8,773,908)	$(4,013,125)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average Notional Value - Short	$(66,359,359)	$(72,091,491)	$(53,550,200)	$(81,579,445)

Note 8 – Investments in Affiliates

              The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2022.

	Value 06/30/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$31,740,361	$57,653,661	$(56,913,080)	$—	$—	$32,480,942	$180,263

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$31,507,548	$89,847,641	$(88,874,247)	$—	$—	$32,480,942	$231,405

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$18.43	$21.08	$20.27	$21.77
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(1.36)	(0.42)	(3.18)	(1.04)
Net investment income (loss) (b)	0.06	(0.04)	0.04	(0.11)
Net income (loss)	(1.30)	(0.46)	(3.14)	(1.15)
Net asset value per Share, end of period	$17.13	$20.62	$17.13	$20.62
Market value per Share, beginning of period (c)	$18.42	$21.10	$20.25	$21.78
Market value per Share, end of period (c)	$17.12	$20.63	$17.12	$20.63

Ratio to average Net Assets (d)
Net investment income (loss)	1.25%	(0.70)%	0.31%	(0.70)%
Expenses, after waivers	0.72%	0.75%	0.73%	0.75%
Expenses, prior to waivers	0.78%	0.75%	0.77%	0.77%
Total Return, at net asset value (e)	(7.05)%	(2.18)%	(15.49)%	(5.28)%
Total Return, at market value (e)	(7.06)%	(2.23)%	(15.46)%	(5.28)%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, as well as the following:

•	Risks and uncertainty related to the ongoing COVID-19 pandemic and any other adverse public health developments;
•	Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
•	Risks related to market volatility and fluctuations in the price of assets held by the Fund, including the imposition of trading limitations or trading halts, and the potential loss of investment;
•	Risks that the market price of Shares will not correspond to NAV;
•	Risks related to market competition;
•	Risks related to the market conditions unique to futures contracts; and
•	Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(23.4) million and $27.0 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2022, $57.7 million was paid to purchase United States Treasury Obligations and $44.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2021, $49.0 million was paid to purchase United States Treasury Obligations and $58.0 million was received from sales and maturing United States Treasury Obligations. $88.9 million was received from sales of affiliated investments and $89.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2022. $87.1 million was received from sales of affiliated investments and $64.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $23.4 million and $(27.3) million during the nine months ended September 30, 2022 and 2021, respectively. This included $50.4 million and $21.5 million from Shares purchased by Authorized Participants and $27.0 million and $48.9 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

UDN - For the Three Months Ended September 30, 2022
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
Percentage Change
6/30/2022
9/30/2022
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

UDN - For the Nine Months Ended September 30, 2022
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Percentage Change
12/31/2021
9/30/2022
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

Performance Summary

This Report covers the three and nine months ended September 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2022 and 2021

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2022	2021	2022	2021
DX Contract	(6.72)%	(1.95)%	(14.62)%	(4.73)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

For the three months ended September 30, 2022, the NYSE Arca market value of each Share decreased from $18.42 per Share to $17.12 per Share. The Share price low and high for the three months ended September 30, 2022 and related change from the Share price on June 30, 2022 was as follows: Shares traded at a low of $16.80 per Share (-8.80%) on September 27, 2022, and a high of $18.35 per Share (-0.38%) on July 1, 2022. The total return for the Fund on a market value basis was -7.06%.

The U.S. dollar (USD) rallied significantly in the third quarter of 2022, soaring past 20-year highs in September and hence weighing on the Fund’s performance. Growing recession angst fueled by expectations for aggressive Federal Reserve (Fed) policy given persistent high inflation prints increased demand for haven currencies like the USD. Higher interest rates also tend to boost demand for the country’s currency. On the contrary, growth concerns due to the ongoing energy crisis in Europe continued to weigh heavily on the European currencies, while China’s seemingly unending struggle with COVID-19 and Japan’s commitment to ultra-loose policies weighed on Asian currencies. Finally, falling crude oil prices weighed on the Canadian dollar given the country is a major exporter of the commodity.

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

The USD posted a small gain in the third quarter of 2021, leading to slight losses for the Fund. The Fed’s hawkish turn, signaling the pullback of pandemic era stimulus and bond buying, pushed treasury yields higher, boosting the appeal of the dollar. On the contrary, European currencies were weighed down by the region’s renewed COVID-19 struggles, and the Canadian dollar fell on the selloff in commodities resulting from the rapid spread of the delta variant.

Fund Share Net Asset Performance

For the three months ended September 30, 2022, the NAV of each Share decreased from $18.43 per Share to $17.13 per Share. Falling currency futures contracts prices for short DX Contracts during the three months ended September 30, 2022 contributed to a 7.34% decrease in the level of the Index and to a 6.72% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -7.05%.

Net income (loss) for the three months ended September 30, 2022 was $(4.3) million, primarily resulting from $0.3 million of income, net realized gain (loss) of $(3.6) million, net change in unrealized gain (loss) of $(0.9) million and operating expenses of $0.1 million.

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

         Net income (loss) for the three months ended September 30, 2021 was $(1.5) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(2.3) million, net change in unrealized gain (loss) of $1.0 million and operating expenses of $0.1 million

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

For the nine months ended September 30, 2022, the NYSE Arca market value of each Share decreased from $20.25 per Share to $17.12 per Share. The Share price low and high for the nine months ended September 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $16.80 per Share (-17.04%) on September 27, 2022, and a high of $20.41 per Share (+0.82%) on January 13, 2022. The total return for the Fund on a market value basis was -15.46%.

The Fund posted strong negative performance in the first three quarters of 2022. Heightened geopolitical tensions in Q1 and growing recession fears in Q2 and Q3 boosted demand for haven assets like the USD, while uncertainty over Europe’s macroeconomic outlook in Q1, given its geographical proximity and strong reliance on Russian commodities, and then the region’s deepening energy crisis in Q2 & Q3 weighed on its European counterparts. The dollar was also supported by other central banks relatively dovish policies, notably the Bank of Japan, in comparison to the Fed, as higher interest rates tend to boost demand for a currency. Finally, falling commodity prices in the third quarter weighed on the Canadian dollar.

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

The USD rallied in the first three quarters of 2021, leading to negative year-to-date performance for the Fund. In the first quarter, the front month USD index futures, which measures the value of the USD relative to other major world currencies, posted its strongest quarterly gain since mid-2018 as other currencies were pressured by their country’s relatively bearish COVID-19/vaccine developments and dovish central banks. While the USD turned lower in Q2, the Fed’s hawkish turn, renewed COVID-19 struggles in Europe and the commodities selloff in Q3 reversed all of those losses, leaving the dollar in positive territory.

Fund Share Net Asset Performance

For the nine months ended September 30, 2022, the NAV of each Share decreased from $20.62 per Share to $17.13 per Share. Falling currency futures contracts prices for short DX Contracts during the nine months ended September 30, 2022 contributed to a 15.47% decrease in the level of the Index and to a 14.62% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -15.45%.

Net income (loss) for the nine months ended September 30, 2022 was $(8.7) million, primarily resulting from $0.4 million of income, net realized gain (loss) of $(7.0) million, net change in unrealized gain (loss) of $(1.8) million and operating expenses of $0.3 million.

         For the nine months September 30, 2021, the NAV of each Share decreased from $21.77 per Share to $20.62 per Share. Falling currency futures contracts prices for short DX Contracts during the nine months ended September 30, 2021 contributed to a 4.76% decrease in the level of the Index and to a 4.73% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -5.28%.

         Net income (loss) for the nine months September 30, 2021 was $(4.4) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(1.9) million, net change in unrealized gain (loss) of $(2.1) million and net operating expenses of $0.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2022.

				For the Nine Months Ended
				September 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$63,386,332	0.43%	$628,446	19

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$48,637,103	0.27%	$311,253	30

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	—	$—
August 1, 2022 to August 31, 2022	400,000	$17.65
September 1, 2022 to September 30, 2022	600,000	$17.53
Total	1,000,000	$17.58
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – September 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – September 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bearish Fund — For the Nine Months Ended September 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bearish Fund— For the Nine Months Ended September 30, 2021(Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Nine Months Ended September 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – September 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 3, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 3, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools