Form 10-Q
period 2023-03-31
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2023-05-09
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of outstanding Shares as of March 31, 2023: 4,200,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

March 31, 2023 and December 31, 2022

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $40,826,860 and $30,787,285, respectively)	$40,842,041	$30,797,944
Affiliated investments, at value and cost	38,232,956	68,087,284
Other investments:
Variation margin receivable - Currency Futures Contracts	—	300,199
Cash held by custodian	—	564,412
Receivable for:
Dividends from affiliates	132,055	189,527
Total assets	$79,207,052	$99,939,366
Liabilities
Other investments:
Variation margin payable - Currency Futures Contracts	270,830	—
Payable for:
Management fees	45,378	56,625
Brokerage commissions and fees	5,001	5,001
Total liabilities	321,209	61,626
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	751	740
Shareholders' equity—Shares	78,885,092	99,877,000
Total shareholders' equity	78,885,843	99,877,740
Total liabilities and equity	$79,207,052	$99,939,366
General Shares outstanding	40	40
Shares outstanding	4,200,000	5,400,000
Net asset value per share	$18.78	$18.50
Market value per share	$18.78	$18.50

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

March 31, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.050% due April 6, 2023	25.34%	$19,992,312	$20,000,000
U.S. Treasury Bills, 4.680% due May 18, 2023 (b)	12.60	9,941,563	10,000,000
U.S. Treasury Bills, 4.765% due June 8, 2023	13.83	10,908,166	11,000,000
Total United States Treasury Obligations (cost $40,826,860)	51.77%	$40,842,041
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.73% (cost $38,232,956) (c)(d)	48.47%	$38,232,956	38,232,956
Total Investments in Securities (cost $79,059,816)	100.24%	$79,074,997

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $4,971,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of March 31, 2023.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	742	June-2023	$(75,822,012)	$1,944,040	$1,944,040

(e)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.155% due February 16, 2023	9.96%	$9,950,332	$10,000,000
U.S. Treasury Bills, 4.285% due March 2, 2023(b)	9.95	9,931,788	10,000,000
U.S. Treasury Bills, 4.270% due March 9, 2023	10.93	10,915,824	11,000,000
Total United States Treasury Obligations (cost $30,787,285)	30.84%	$30,797,944
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.22% (cost $68,087,284) (c)(d)	68.17%	$68,087,284	68,087,284
Total Investments in Securities (cost $98,874,569)	99.01%	$98,885,228

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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Income
Interest Income	$514,918	$5,733
Dividends from Affiliates	475,742	5,511
Total Income	990,660	11,244
Expenses
Management Fees	167,968	88,496
Brokerage Commissions and Fees	4,456	2,393
Interest Expense	2,361	98
Total Expenses	174,785	90,987
Less: Waivers	(9,340)	(366)
Net Expenses	165,445	90,621
Net Investment Income (Loss)	825,215	(79,377)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	(1,535,956)	(1,165,795)
Net Realized Gain (Loss)	(1,535,956)	(1,165,795)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,522	(164)
Currency Futures Contracts	1,487,832	(214,449)
Net Change in Unrealized Gain (Loss)	1,492,354	(214,613)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(43,602)	(1,380,408)
Net Income (Loss)	$781,613	$(1,459,785)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$740	5,400,000	$99,877,000	$99,877,740
Purchases of Shares			1,100,000	20,646,837	20,646,837
Redemption of Shares			(2,300,000)	(42,420,347)	(42,420,347)
Net Increase (Decrease) due to Share Transactions			(1,200,000)	(21,773,510)	(21,773,510)
Net Income (Loss)
Net Investment Income (Loss)		12		825,203	825,215
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(22)		(1,535,934)	(1,535,956)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		21		1,492,333	1,492,354
Net Income (Loss)		11		781,602	781,613
Net Change in Shareholders' Equity	—	11	(1,200,000)	(20,991,908)	(20,991,897)
Balance at March 31, 2023	40	$751	4,200,000	$78,885,092	$78,885,843

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$811	2,400,000	$48,636,292	$48,637,103
Purchases of Shares			—	—	—
Redemption of Shares			(100,000)	(1,961,117)	(1,961,117)
Net Increase (Decrease) due to Share Transactions			(100,000)	(1,961,117)	(1,961,117)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(79,376)	(79,377)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(20)		(1,165,775)	(1,165,795)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(4)		(214,609)	(214,613)
Net Income (Loss)		(25)		(1,459,760)	(1,459,785)
Net Change in Shareholders' Equity	—	(25)	(100,000)	(3,420,877)	(3,420,902)
Balance at March 31, 2022	40	$786	2,300,000	$45,215,415	$45,216,201

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$781,613	$(1,459,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(40,526,256)	(11,982,306)
Proceeds from securities sold and matured	31,000,000	17,001,400
Cost of affiliated investments purchased	(44,371,383)	(13,571,361)
Proceeds from affiliated investments sold	74,225,711	11,600,235
Net accretion of discount on United States Treasury Obligations	(513,319)	(5,733)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(4,522)	164
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	571,029	387,052
Dividends from affiliates	57,472	(3,162)
Management fees	(11,247)	(5,542)
Brokerage commissions and fees	—	155
Net cash provided by (used in) operating activities	21,209,098	1,961,117
Cash flows from financing activities:
Proceeds from purchases of Shares	20,646,837	—
Redemption of Shares	(42,420,347)	(1,961,117)
Net cash provided by (used in) financing activities	(21,773,510)	(1,961,117)
Net change in cash	(564,412)	—
Cash at beginning of period	564,412	—
Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$2,361	$98

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2023

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to a DX Contract, the Fund may invest in:

•
a different month DX Contract other than the specific DX Contract that was originally required by the Index,
•
another futures contract substantially similar to the DX Contracts, if available,
•
the futures contracts referencing the Index Currencies, or
•
a forward agreement, swap, or other OTC derivative referencing the Index Currencies,

if, in the commercially reasonable judgment of the Managing Owner, such an instrument tends to exhibit trading prices that correlate with the DX Contract.

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 50,000 Shares (“Creation Units”). The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three months ended March 31, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three months ended March 31, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three months ended March 31, 2023 and 2022, respectively.

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

The Managing Owner waived fees of $9,340 and $366 for the three months ended March 31, 2023 and 2022, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

Because the Fund’s assets are maintained with the Commodity Broker and Custodian, the distress, impairment or failure of the Commodity Broker or Custodian could result in the loss of or delay in access to Fund assets.

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

The following is a summary of the tiered valuation input levels as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$40,842,041	$—	$40,842,041
Money Market Mutual Fund	38,232,956	—	—	38,232,956
Total Investments in Securities	38,232,956	40,842,041	—	79,074,997
Other Investments—Assets (a)
Currency Futures Contracts	1,944,040	—	—	1,944,040
Total Investments	$40,176,996	$40,842,041	$—	$81,019,037

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$30,797,944	$—	$30,797,944
Money Market Mutual Fund	68,087,284	—	—	68,087,284
Total Investments in Securities	68,087,284	30,797,944	—	98,885,228
Other Investments—Assets (a)
Currency Futures Contracts	456,208	—	—	456,208
Total Investments	$68,543,492	$30,797,944	$—	$99,341,436

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$1,944,040	$—	$456,208	$—

(a)
Includes cumulative appreciation of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(1,535,956)	$(1,165,795)
	Net Change in Unrealized Gain (Loss)	1,487,832	(214,449)
Total		$(48,124)	$(1,380,244)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2023	2022
Average Notional Value - Short	$(88,811,595)	$(47,506,504)

Note 8 – Investments in Affiliates

The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2023	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$68,087,284	$44,371,383	$(74,225,711)	$—	$—	$38,232,956	$475,742

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2022	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$31,507,548	$13,571,361	$(11,600,235)	$—	$—	$33,478,674	$5,511

Note 9 – Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 50,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

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

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$18.50	$20.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.11	(0.58)
Net investment income (loss) (b)	0.17	(0.03)
Net income (loss)	0.28	(0.61)
Net asset value per Share, end of period	$18.78	$19.66
Market value per Share, beginning of period (c)	$18.50	$20.25
Market value per Share, end of period (c)	$18.78	$19.65

Ratio to average Net Assets (d)
Net investment income (loss)	3.69%	(0.67)%
Expenses, after waivers	0.74%	0.77%
Expenses, prior to waivers	0.78%	0.77%
Total Return, at net asset value (e)	1.51%	(3.01)%
Total Return, at market value (e)	1.51%	(2.96)%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the following:

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
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to the ongoing COVID-19 pandemic and any other adverse public health developments.

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to a DX Contract, the Fund may invest in:

•
a different month DX Contract other than the specific DX Contract that was originally required by the Index,
•
another futures contract substantially similar to the DX Contracts, if available,
•
the futures contracts referencing the Index Currencies, or
•
a forward agreement, swap, or other OTC derivative referencing the Index Currencies,

if, in the commercially reasonable judgment of the Managing Owner, such an instrument tends to exhibit trading prices that correlate with the DX Contract.

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 50,000 Shares (“Creation Units”). The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 50,000 Shares (“Creation Units”). Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $21.2 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2023, $40.5 million was paid to purchase United States Treasury Obligations and $31.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2022, $12.0 million was paid to purchase United States Treasury Obligations and $17.0 million was received from sales and maturing United States Treasury Obligations. $74.2 million was received from sales of affiliated investments and $44.4 million was paid to purchase affiliated investments during the three months ended March 31, 2023. $11.6 million was received from sales of affiliated investments and $13.6 million was paid to purchase affiliated investments during the three months ended March 31, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(21.8) million and $(2.0) million during the three months ended March 31, 2023 and 2022, respectively. This included $20.6 million and $0.0 million from Shares purchased by Authorized Participants and $42.4 million and $2.0 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

UDN - For the Three Months Ended March 31, 2023
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Percentage Change
12/31/2022
3/31/2023
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

Performance Summary

This Report covers the three months ended March 31, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2023 and 2022” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2023 and 2022

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended
	March 31,
Underlying Index	2023	2022
DX Contract	1.83%	(2.74)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Fund Share Price Performance

For the three months ended March 31, 2023, the NYSE Arca market value of each Share increased from $18.50 per Share to $18.78 per Share. The Share price low and high for the three months ended March 31, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $18.20 per Share (-1.62%) on March 8, 2023, and a high of $18.96 per Share (+2.49%) on February 1, 2023. The total return for the Fund on a market value basis was +1.51%.

Despite whipsawing through the quarter, the U.S. dollar ended the period slightly lower, leading to positive performance for the Fund. The dollar retreated rapidly in January as anticipation for a dovish pivot in the Federal Reserve's interest rate hike plans reduced the dollar’s investment appeal. However, in February, expectations for the Federal Reserve turned more hawkish amid stickier-than-expected U.S. inflation and a strong U.S. labor market, helping the U.S. dollar reverse all earlier losses. Finally, in March, while the dollar initially continued higher on the financial sector turmoil (safe haven appeal), returning speculation for a softer Federal Reserve stance amid the heightened uncertainty sent prices lower to end the quarter. Easing concerns for a banking crisis as governments stepped in to limit the spread also reduced overall safe haven demand.

For the three months ended March 31, 2022, the NYSE Arca market value of each Share decreased from $20.25 per Share to $19.65 per Share. The Share price low and high for the three months ended March 31, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $19.49 per Share (-3.75%) on March 7, 2022, and a high of $20.41 per Share (+0.82%) on January 31, 2022. The total return for the Fund on a market value basis was -2.96%.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2023, the NAV of each Share increased from $18.50 per Share to $18.78 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended March 31, 2023 contributed to a 0.64% increase in the level of the Index and to a 1.83% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +1.51%.

Net income (loss) for the three months ended March 31, 2023 was $0.8 million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(1.5) million, net change in unrealized gain (loss) of $1.5 million and operating expenses of $0.2 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2022.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2023.

				For the Three Months Ended
				March 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$78,885,843	0.52%	$958,661	10

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$99,877,740	0.51%	$1,189,435	21

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2023 to January 31, 2023	300,000	$18.41
February 1, 2023 to February 28, 2023	1,600,000	$18.45
March 1, 2023 to March 31, 2023	400,000	$18.44
Total	2,300,000	$18.44

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – March 31, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – March 31, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2022 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2023 and 2022 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – March 31, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 8, 2023		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 8, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools