Form 10-Q
period 2023-06-30
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2023-08-04
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of outstanding Shares as of June 30, 2023: 3,800,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $40,685,677 and $30,787,285, respectively)	$40,692,808	$30,797,944
Affiliated investments, at value and cost	32,326,552	68,087,284
Other investments:
Variation margin receivable - Currency Futures Contracts	305,606	300,199
Cash held by custodian	—	564,412
Receivable for:
Dividends from affiliates	158,335	189,527
Total assets	$73,483,301	$99,939,366
Liabilities
Payable for:
Fund shares reacquired	1,883,038	—
Management fees	45,669	56,625
Brokerage commissions and fees	4,853	5,001
Total liabilities	1,933,560	61,626
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	753	740
Shareholders' equity—Shares	71,548,988	99,877,000
Total shareholders' equity	71,549,741	99,877,740
Total liabilities and equity	$73,483,301	$99,939,366
General Shares outstanding	40	40
Shares outstanding	3,800,000	5,400,000
Net asset value per share	$18.83	$18.50
Market value per share	$18.82	$18.50

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

June 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.780% due July 6, 2023	27.94%	$19,991,763	$20,000,000
U.S. Treasury Bills, 5.220% due September 7, 2023	15.23	10,896,545	11,000,000
U.S. Treasury Bills, 4.980% due November 16, 2023 (b)	13.70	9,804,500	10,000,000
Total United States Treasury Obligations (cost $40,685,677)	56.87%	$40,692,808
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.05% (cost $32,326,552) (c)(d)	45.18%	$32,326,552	32,326,552
Total Investments in Securities (cost $73,012,229)	102.05%	$73,019,360

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $4,902,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2023.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	708	September-2023	$(72,423,671)	$(207,925)	$(207,925)

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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income
Interest Income	$499,526	$29,694	$1,014,444	$35,427
Dividends from Affiliates	536,647	45,631	1,012,389	51,142
Total Income	1,036,173	75,325	2,026,833	86,569
Expenses
Management Fees	157,968	80,835	325,936	169,331
Brokerage Commissions and Fees	4,052	2,375	8,508	4,768
Interest Expense	2,092	205	4,453	303
Total Expenses	164,112	83,415	338,897	174,402
Less: Waivers	(10,862)	(6,186)	(20,202)	(6,552)
Net Expenses	153,250	77,229	318,695	167,850
Net Investment Income (Loss)	882,923	(1,904)	1,708,138	(81,281)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	1,213,790	(2,188,009)	(322,166)	(3,353,804)
Net Realized Gain (Loss)	1,213,790	(2,188,009)	(322,166)	(3,353,804)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(8,050)	(39,654)	(3,528)	(39,818)
Currency Futures Contracts	(2,151,965)	(695,365)	(664,133)	(909,814)
Net Change in Unrealized Gain (Loss)	(2,160,015)	(735,019)	(667,661)	(949,632)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(946,225)	(2,923,028)	(989,827)	(4,303,436)
Net Income (Loss)	$(63,302)	$(2,924,932)	$718,311	$(4,384,717)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2023	40	$751	4,200,000	$78,885,092	$78,885,843
Purchases of Shares			800,000	15,133,299	15,133,299
Redemption of Shares			(1,200,000)	(22,406,099)	(22,406,099)
Net Increase (Decrease) due to Share Transactions			(400,000)	(7,272,800)	(7,272,800)
Net Income (Loss)
Net Investment Income (Loss)		19		882,904	882,923
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		16		1,213,774	1,213,790
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(33)		(2,159,982)	(2,160,015)
Net Income (Loss)		2		(63,304)	(63,302)
Net Change in Shareholders' Equity	—	2	(400,000)	(7,336,104)	(7,336,102)
Balance at June 30, 2023	40	$753	3,800,000	$71,548,988	$71,549,741

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

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$740	5,400,000	$99,877,000	$99,877,740
Purchases of Shares			1,900,000	35,780,136	35,780,136
Redemption of Shares			(3,500,000)	(64,826,446)	(64,826,446)
Net Increase (Decrease) due to Share Transactions			(1,600,000)	(29,046,310)	(29,046,310)
Net Income (Loss)
Net Investment Income (Loss)		31		1,708,107	1,708,138
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(6)		(322,160)	(322,166)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(12)		(667,649)	(667,661)
Net Income (Loss)		13		718,298	718,311
Net Change in Shareholders' Equity	—	13	(1,600,000)	(28,328,012)	(28,327,999)
Balance at June 30, 2023	40	$753	3,800,000	$71,548,988	$71,549,741

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

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$718,311	$(4,384,717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(80,887,688)	(27,848,182)
Proceeds from securities sold and matured	72,000,000	27,001,400
Cost of affiliated investments purchased	(66,446,806)	(32,193,980)
Proceeds from affiliated investments sold	102,207,538	31,961,167
Net accretion of discount on United States Treasury Obligations	(1,010,704)	(35,367)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	3,528	39,818
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(5,407)	(16,968)
Dividends from affiliates	31,192	(20,797)
Management fees	(10,956)	(10,549)
Brokerage commissions and fees	(148)	97
Net cash provided by (used in) operating activities	26,598,860	(5,508,078)
Cash flows from financing activities:
Proceeds from purchases of Shares	35,780,136	14,894,269
Redemption of Shares	(62,943,408)	(9,386,191)
Net cash provided by (used in) financing activities	(27,163,272)	5,508,078
Net change in cash	(564,412)	—
Cash at beginning of period	564,412	—
Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$4,453	$303

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and six months ended June 30, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2022, respectively.

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

The Managing Owner waived fees of $10,862 and $20,202 for the three and six months ended June 30, 2023, respectively. The Managing Owner waived fees of $6,186 and $6,552 for the three and six months ended June 30, 2022, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$40,692,808	$—	$40,692,808
Money Market Mutual Fund	32,326,552	—	—	32,326,552
Total Investments in Securities	32,326,552	40,692,808	—	73,019,360
Other Investments—Liabilities (a)
Currency Futures Contracts	(207,925)	—	—	(207,925)
Total Investments	$32,118,627	$40,692,808	$—	$72,811,435

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$30,797,944	$—	$30,797,944
Money Market Mutual Fund	68,087,284	—	—	68,087,284
Total Investments in Securities	68,087,284	30,797,944	—	98,885,228
Other Investments—Assets (a)
Currency Futures Contracts	456,208	—	—	456,208
Total Investments	$68,543,492	$30,797,944	$—	$99,341,436

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(207,925)	$456,208	$—

(a)
Includes cumulative appreciation of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,213,790	$(2,188,009)
	Net Change in Unrealized Gain (Loss)	(2,151,965)	(695,365)
Total		$(938,175)	$(2,883,374)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(322,166)	$(3,353,804)
	Net Change in Unrealized Gain (Loss)	(664,133)	(909,814)
Total		$(986,299)	$(4,263,618)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average Notional Value - Short	$(79,117,717)	$(46,784,737)	$(85,127,891)	$(47,529,463)

Note 8 – Investments in Affiliates

The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$38,232,956	$22,075,423	$(27,981,827)	$—	$—	$32,326,552	$536,647

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$68,087,284	$66,446,806	$(102,207,538)	$—	$—	$32,326,552	$1,012,389

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$33,478,674	$18,622,619	$(20,360,932)	$—	$—	$31,740,361	$45,631

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$31,507,548	$32,193,980	$(31,961,167)	$—	$—	$31,740,361	$51,142

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$18.78	$19.66	$18.50	$20.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(0.15)	(1.23)	(0.04)	(1.81)
Net investment income (loss) (b)	0.20	0.00	0.37	(0.03)
Net income (loss)	0.05	(1.23)	0.33	(1.84)
Net asset value per Share, end of period	$18.83	$18.43	$18.83	$18.43
Market value per Share, beginning of period (c)	$18.78	$19.65	$18.50	$20.25
Market value per Share, end of period (c)	$18.82	$18.42	$18.82	$18.42

Ratio to average Net Assets (d)
Net investment income (loss)	4.20%	(0.02)%	3.94%	(0.36)%
Expenses, after waivers	0.73%	0.72%	0.74%	0.74%
Expenses, prior to waivers	0.78%	0.77%	0.78%	0.77%
Total Return, at net asset value (e)	0.27%	(6.26)%	1.78%	(9.08)%
Total Return, at market value (e)	0.21%	(6.26)%	1.73%	(9.04)%

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
•
Risks and uncertainty related to public health emergencies and any other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $26.6 million and $(5.5) million for the six months ended June 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2023, $80.9 million was paid to purchase United States Treasury Obligations and $72.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2022, $27.8 million was paid to purchase United States Treasury Obligations and $27.0 million was received from sales and maturing United States Treasury Obligations. $102.2 million was received from sales of affiliated investments and $66.4 million was paid to purchase affiliated investments during the six months ended June 30, 2023. $32.0 million was received from sales of affiliated investments and $32.2 million was paid to purchase affiliated investments during the six months ended June 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(27.2) million and $5.5 million during the six months ended June 30, 2023 and 2022, respectively. This included $35.8 million and $14.9 million from Shares purchased by Authorized Participants and $62.9 million and $9.4 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

UDN - For the Three Months Ended June 30, 2023
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
Percentage Change
3/31/2023
6/30/2023
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

UDN - For the Six Months Ended June 30, 2023
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Percentage Change
12/31/2022
6/30/2023
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UDN - For the Six Months Ended June 30, 2022
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Percentage Change
12/31/2021
6/30/2022
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2023 and 2022

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2023	2022	2023	2022
DX Contract	0.50%	(5.89)%	2.33%	(8.47)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the three months ended June 30, 2023, the NYSE Arca market value of each Share increased from $18.78 per Share to $18.82 per Share. The Share price low and high for the three months ended June 30, 2023 and related change from the Share price on March 31, 2023 was as follows: Shares traded at a low of $18.53 per Share (-1.33%) on May 25, 2023, and a high of $19.08 per Share (+1.60%)% on April 13, 2023. The total return for the Fund on a market value basis was +0.21%.

The US dollar (USD) moved slightly higher in the second quarter of 2023, but the greenback continued to bounce back and forth on swaying Federal Reserve rate hike expectations. In April, banking sector volatility leading up to the failure of First Republic Bank, the second largest default in US history and the third consecutive failure since March 2023, resulted in heightened market expectations for a Federal Reserve pause. In comparison, other central banks like the European Central Bank (ECB), Bank of England (BoE) and Bank of Canada (BoC) continued to tighten, boosting those respective currencies, and making the USD less attractive. However, the Federal Reserve not only did not pause rate hikes but continued to signal in May that there could be more to come before year end, thus the positive performance for the USD in May. While the USD is typically seen as a safe haven currency, given the turmoil and economic uncertainty that was taking place in the US, the Swiss Franc (CHF) benefited from the rise in safe haven demand instead. The dollar returned to losses in June after the Federal Reserve officially paused its tightening cycle.

For the three months ended June 30, 2022, the NYSE Arca market value of each Share decreased from $19.65 per Share to $18.42 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $18.27 per Share (-7.02%) on June 14, 2022, and a high of $19.62 per Share (-0.15%) on April 1, 2022. The total return for the Fund on a market value basis was -6.26%.

The U.S. dollar rallied significantly in the second quarter of 2022, leading to losses for the Fund, as growing recession fears fueled by expectations for aggressive inflation-fighting Federal Reserve policy following its largest rate hike since 1994 of 0.75%, increased demand for haven assets like the U.S. dollar. On the contrary, the deepening energy crisis in Europe threatened economic growth and weighed on European currencies like the Euro, which ended the quarter close to parity with the U.S. dollar. The U.S. dollar was also supported by other central banks relatively dovish policies in comparison to the Federal Reserve (higher interest rates tend to boost demand for a currency).

Fund Share Net Asset Performance

For the three months ended June 30, 2023, the NAV of each Share increased from $18.78 per Share to $18.83 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended June 30, 2023 contributed to a 0.78% decrease in the level of the Index and to a +0.50% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +0.27%.

Net income (loss) for the three months ended June 30, 2023 was $(0.1) million, primarily resulting from $1.0 million of income, net realized gain (loss) of $1.2 million, net change in unrealized gain (loss) of $(2.2) million and operating expenses of $0.2 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the six months ended June 30, 2023, the NYSE Arca market value of each Share increased from $18.50 per Share to $18.82 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $18.20 per Share (-1.62%) on March 8, 2023, and a high of $19.08 per Share (+3.14%) on April 13, 2023. The total return for the Fund on a market value basis was +1.73%.

The US dollar (USD) posted a small gain in the first half of 2023. While the dollar moved lower in the first quarter, benefiting the Fund, prices recovered in the second quarter. To start the year, the dollar retreated rapidly on anticipation for a dovish pivot in the Federal Reserve’s rate hike plans. However, in February, expectations for the Federal Reserve turned more hawkish amid stickier-than-expected US inflation and a strong US labor market, helping the USD reverse all earlier losses. In March, while the dollar initially continued higher, returning speculation for a softer Federal Reserve stance amid the heightened uncertainty sent prices lower to end the quarter. Despite continued talks for a pause in US rate hikes, which actually happened in June, the dollar remained relatively well supported in the second quarter on hawkish Federal Reserve comments (the central bank signaled in May that there could be more rate hikes to come before year end). The dollar returned to losses in June though, after the Federal Reserve officially paused its tightening cycle.

For the six months ended June 30, 2022, the NYSE Arca market value of each Share decreased from $20.25 per Share to $18.42 per Share. The Share price low and high for the six months ended June 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $18.27 per Share (-9.78%) on June 14, 2022, and a high of $20.41 per Share (+0.82%) on January 13, 2022. The total return for the Fund on a market value basis was -9.04%.

The U.S. dollar rallied in the first half of 2022, with the Fund posting losses, as heightened geopolitical tensions in the first quarter and growing recession fears in the second quarter boosted demand for haven assets like the U.S. dollar, while uncertainty over Europe’s macroeconomic outlook in the first quarter, given its geographical proximity and strong reliance on Russian commodities, and then the region’s deepening energy crisis in the second quarter weighed on its European counterparts. The U.S. dollar was also supported by other central banks relatively dovish policies in comparison to the Federal Reserve, as higher interest rates tend to boost demand for a currency.

Fund Share Net Asset Performance

For the six months ended June 30, 2023, the NAV of each Share increased from $18.50 per Share to $18.83 per Share. Rising currency futures contracts prices for short DX Contracts during the six months ended June 30, 2023 contributed to a 0.14% decrease in the level of the Index and to a 2.33% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was 1.78%.

Net income (loss) for the six months ended June 30, 2023 was $0.7 million, primarily resulting from $2.0 million of income, net realized gain (loss) of $(0.3) million, net change in unrealized gain (loss) of $(0.7) million and operating expenses of $0.3 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2023.

				For the Six Months Ended
				June 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$71,549,741	0.49%	$835,092	15

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$99,877,740	0.51%	$1,189,435	21

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	50,000	$18.91
May 1, 2023 to May 31, 2023	350,000	$18.65
June 1, 2023 to June 30, 2023	800,000	$18.66
Total	1,200,000	$18.67

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – June 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – June 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended June 30, 2022 (Unaudited),(vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Dollar Index Bearish Fund - For the Six Months ended June 30, 2023 (Unaudited), (viii)the Statement of Changes in Shareholders’ Equity of Invesco DB Dollar Index Bearish Fund - For the Six Months ended June 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Six Months Ended June 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – June 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 3, 2023		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 3, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools