Form 10-Q
period 2023-09-30
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2023-11-08
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of outstanding Shares as of September 30, 2023: 3,450,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $34,759,965 and $30,787,285, respectively)	$34,762,791	$30,797,944
Affiliated investments, at value and cost	28,474,978	68,087,284
Other investments:
Variation margin receivable - Currency Futures Contracts	71,862	300,199
Cash held by custodian	—	564,412
Receivable for:
Dividends from affiliates	151,201	189,527
Total assets	$63,460,832	$99,939,366
Liabilities
Payable for:
Management fees	40,448	56,625
Brokerage commissions and fees	4,853	5,001
Total liabilities	45,301	61,626
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	735	740
Shareholders' equity—Shares	63,414,796	99,877,000
Total shareholders' equity	63,415,531	99,877,740
Total liabilities and equity	$63,460,832	$99,939,366
General Shares outstanding	40	40
Shares outstanding	3,450,000	5,400,000
Net asset value per share	$18.38	$18.50
Market value per share	$18.37	$18.50

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

September 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.280% due October 5, 2023	23.64%	$14,993,419	$15,000,000
U.S. Treasury Bills, 5.330% due November 16, 2023 (b)	15.67	9,933,875	10,000,000
U.S. Treasury Bills, 5.315% due December 7, 2023	7.81	4,951,325	5,000,000
U.S. Treasury Bills, 5.300% due March 7, 2024	7.70	4,884,172	5,000,000
Total United States Treasury Obligations (cost $34,759,965)	54.82%	$34,762,791
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $28,474,978) (c)(d)	44.90%	$28,474,978	28,474,978
Total Investments in Securities (cost $63,234,943)	99.72%	$63,237,769

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $4,966,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2023.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	609	December-2023	$(63,721,728)	$(719,607)	$(719,607)

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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income
Interest Income	$475,171	$138,812	$1,489,615	$174,239
Dividends from Affiliates	476,170	180,263	1,488,559	231,405
Total Income	951,341	319,075	2,978,174	405,644
Expenses
Management Fees	136,609	121,374	462,545	290,705
Brokerage Commissions and Fees	3,522	3,714	12,030	8,482
Interest Expense	1,880	323	6,333	626
Total Expenses	142,011	125,411	480,908	299,813
Less: Waivers	(9,221)	(8,789)	(29,423)	(15,341)
Net Expenses	132,790	116,622	451,485	284,472
Net Investment Income (Loss)	818,551	202,453	2,526,689	121,172
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	(2,081,894)	(3,633,785)	(2,404,060)	(6,987,589)
Net Realized Gain (Loss)	(2,081,894)	(3,633,785)	(2,404,060)	(6,987,589)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(4,305)	9,011	(7,833)	(30,807)
Currency Futures Contracts	(511,682)	(876,505)	(1,175,815)	(1,786,319)
Net Change in Unrealized Gain (Loss)	(515,987)	(867,494)	(1,183,648)	(1,817,126)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(2,597,881)	(4,501,279)	(3,587,708)	(8,804,715)
Net Income (Loss)	$(1,779,330)	$(4,298,826)	$(1,061,019)	$(8,683,543)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$753	3,800,000	$71,548,988	$71,549,741
Purchases of Shares			400,000	7,597,367	7,597,367
Redemption of Shares			(750,000)	(13,952,247)	(13,952,247)
Net Increase (Decrease) due to Share Transactions			(350,000)	(6,354,880)	(6,354,880)
Net Income (Loss)
Net Investment Income (Loss)		(19)		818,570	818,551
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(5)		(2,081,889)	(2,081,894)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		6		(515,993)	(515,987)
Net Income (Loss)		(18)		(1,779,312)	(1,779,330)
Net Change in Shareholders' Equity	—	(18)	(350,000)	(8,134,192)	(8,134,210)
Balance at September 30, 2023	40	$735	3,450,000	$63,414,796	$63,415,531

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

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$740	5,400,000	$99,877,000	$99,877,740
Purchases of Shares			2,300,000	43,377,503	43,377,503
Redemption of Shares			(4,250,000)	(78,778,693)	(78,778,693)
Net Increase (Decrease) due to Share Transactions			(1,950,000)	(35,401,190)	(35,401,190)
Net Income (Loss)
Net Investment Income (Loss)		12		2,526,677	2,526,689
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(11)		(2,404,049)	(2,404,060)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(6)		(1,183,642)	(1,183,648)
Net Income (Loss)		(5)		(1,061,014)	(1,061,019)
Net Change in Shareholders' Equity	—	(5)	(1,950,000)	(36,462,204)	(36,462,209)
Balance at September 30, 2023	40	$735	3,450,000	$63,414,796	$63,415,531

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

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$(1,061,019)	$(8,683,543)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(105,488,236)	(57,680,969)
Proceeds from securities sold and matured	103,000,000	44,001,400
Cost of affiliated investments purchased	(84,203,117)	(89,847,641)
Proceeds from affiliated investments sold	123,815,423	88,874,247
Net accretion of discount on United States Treasury Obligations	(1,484,444)	(174,365)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	7,833	30,807
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	228,337	97,858
Dividends from affiliates	38,326	(51,546)
Management fees	(16,177)	896
Brokerage commissions and fees	(148)	84
Net cash provided by (used in) operating activities	34,836,778	(23,432,772)
Cash flows from financing activities:
Proceeds from purchases of Shares	43,377,503	50,397,991
Redemption of Shares	(78,778,693)	(26,965,219)
Net cash provided by (used in) financing activities	(35,401,190)	23,432,772
Net change in cash	(564,412)	—
Cash at beginning of period	564,412	—
Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$6,333	$626

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and nine months ended September 30, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2020.

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

The Managing Owner waived fees of $9,221 and $29,423 for the three and nine months ended September 30, 2023, respectively. The Managing Owner waived fees of $8,789 and $15,341 for the three and nine months ended September 30, 2022, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$34,762,791	$—	$34,762,791
Money Market Mutual Fund	28,474,978	—	—	28,474,978
Total Investments in Securities	28,474,978	34,762,791	—	63,237,769
Other Investments—Liabilities (a)
Currency Futures Contracts	(719,607)	—	—	(719,607)
Total Investments	$27,755,371	$34,762,791	$—	$62,518,162

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$30,797,944	$—	$30,797,944
Money Market Mutual Fund	68,087,284	—	—	68,087,284
Total Investments in Securities	68,087,284	30,797,944	—	98,885,228
Other Investments—Assets (a)
Currency Futures Contracts	456,208	—	—	456,208
Total Investments	$68,543,492	$30,797,944	$—	$99,341,436

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(719,607)	$456,208	$—

(a)
Includes cumulative appreciation of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(2,081,894)	$(3,633,785)
	Net Change in Unrealized Gain (Loss)	(511,682)	(876,505)
Total		$(2,593,576)	$(4,510,290)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(2,404,060)	$(6,987,589)
	Net Change in Unrealized Gain (Loss)	(1,175,815)	(1,786,319)
Total		$(3,579,875)	$(8,773,908)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average Notional Value - Short	$(71,862,239)	$(66,359,359)	$(81,071,260)	$(53,550,200)

Note 8 – Investments in Affiliates

The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$32,326,552	$17,756,311	$(21,607,885)	$—	$—	$28,474,978	$476,170

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$68,087,284	$84,203,117	$(123,815,423)	$—	$—	$28,474,978	$1,488,559

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$18.83	$18.43	$18.50	$20.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(0.66)	(1.36)	(0.70)	(3.18)
Net investment income (loss) (b)	0.21	0.06	0.58	0.04
Net income (loss)	(0.45)	(1.30)	(0.12)	(3.14)
Net asset value per Share, end of period	$18.38	$17.13	$18.38	$17.13
Market value per Share, beginning of period (c)	$18.82	$18.42	$18.50	$20.25
Market value per Share, end of period (c)	$18.37	$17.12	$18.37	$17.12

Ratio to average Net Assets (d)
Net investment income (loss)	4.50%	1.25%	4.11%	0.31%
Expenses, after waivers	0.73%	0.72%	0.73%	0.73%
Expenses, prior to waivers	0.78%	0.78%	0.78%	0.77%
Total Return, at net asset value (e)	(2.39)%	(7.05)%	(0.65)%	(15.49)%
Total Return, at market value (e)	(2.39)%	(7.06)%	(0.70)%	(15.46)%

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
•
Risks and uncertainty related to public health emergencies and any other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $34.8 million and $(23.4) million for the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2023, $105.5 million was paid to purchase United States Treasury Obligations and $103.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2022, $57.7 million was paid to purchase United States Treasury Obligations and $44.0 million was received from sales and maturing United States Treasury Obligations. $123.8 million was received from sales of affiliated investments and $84.2 million was paid to purchase affiliated investments during the nine months ended September 30, 2023. $88.9 million was received from sales of affiliated investments and $89.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(35.4) million and $23.4 million during the nine months ended September 30, 2023 and 2022, respectively. This included $43.4 million and $50.4 million from Shares purchased by Authorized Participants and $78.8 million and $27.0 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

UDN - For the Three Months Ended September 30, 2023
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Percentage Change
6/30/2023
9/30/2023
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

UDN - For the Nine Months Ended September 30, 2023
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
12/31/2022
9/30/2023
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

Performance Summary

This Report covers the three and nine months ended September 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2023 and 2022

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2023	2022	2023	2022
DX Contract	(2.17)%	(6.72)%	0.12%	(14.62)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the three months ended September 30, 2023, the NYSE Arca market value of each Share decreased from $18.82 per Share to $18.37 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $18.27 per Share (-2.92%) on September 27, 2023, and a high of $19.45 per Share (+3.35%)% on July 13, 2023. The total return for the Fund on a market value basis was -2.39%.

The U.S. dollar showed strength in the third quarter of 2023, up 3%, the most since the third quarter 2022, leading to losses for the Fund. The euro, Japanese yen, British pound, Canadian dollar, Swedish krona and Swiss franc all depreciated against the U.S. dollar. European currencies were pressured by a weakening Eurozone economic outlook and relatively more bearish central banks, while the Bank of Japan kept to its ultra-dovish policies, keeping global interest rate differentials with the Japanese yen wide open. Compared to the other currencies, the Canadian dollar fared better, supported by the strong rebound in energy commodities – the country is a major exporter of crude oil.

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

The U.S. dollar rallied significantly in the third quarter of 2022, soaring past 20-year highs in September and hence weighing on the Fund’s performance. Growing recession angst fueled by expectations for aggressive Federal Reserve policy given persistent high inflation prints increased demand for haven currencies like the U.S. dollar. Higher interest rates also tend to boost demand for the country’s currency. On the contrary, growth concerns due to the ongoing energy crisis in Europe continued to weigh heavily on the European currencies, while China’s seemingly unending struggle with COVID-19 and Japan’s commitment to ultraloose policies weighed on Asian currencies. Finally, falling crude oil prices weighed on the Canadian dollar given the country is a major exporter of the commodity.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the NAV of each Share decreased from $18.83 per Share to $18.38 per Share. Falling currency futures contracts prices for short DX Contracts during the three months ended September 30, 2023 contributed to a 3.47% decrease in the level of the Index and to a 2.17% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -2.39%.

Net income (loss) for the three months ended September 30, 2023 was $(1.8) million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(2.1) million, net change in unrealized gain (loss) of $(0.5) million and operating expenses of $0.1 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share decreased from $18.50 per Share to $18.37 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $18.20 per Share (-1.62%) on March 8, 2023, and a high of $19.45 per Share (+5.14%) on July 13, 2023. The total return for the Fund on a market value basis was -0.70%.

Despite losses in the first quarter, the U.S. dollar rebounded in the second and third quarter, resulting in a small gain in the first three quarters of 2023, which led to losses for the Fund. To start the year, the dollar retreated rapidly on anticipation for a dovish pivot in the Federal Reserve’s rate hike plans. However, in February, expectations for the Federal Reserve turned more hawkish amid stickier-than-expected US inflation and a strong US labor market. In March, while the dollar initially continued higher on the financial sector turmoil, returning speculation for a softer Federal Reserve stance, amid the heightened uncertainty, sent prices lower to end the quarter. Despite continued talks for a pause in US rate hikes, which actually happened in June, the dollar remained relatively well supported in the second quarter on hawkish Federal Reserve comments. In the third quarter, the dollar experienced renewed strength amid US economic resilience and the Federal Reserve’s more hawkish, higher-for-longer rhetoric.

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

The Fund posted strong negative performance in the first three quarters of 2022. Heightened geopolitical tensions in the first quarter and growing recession fears during the second and third quarters boosted demand for haven assets like the U.S. dollar, while uncertainty over Europe’s macroeconomic outlook in the first quarter, given its geographical proximity and strong reliance on Russian commodities, and then the region’s deepening energy crisis in the second and third quarters weighed on its European counterparts. The dollar was also supported by other central banks relatively dovish policies, notably the Bank of Japan, in comparison to the Federal Reserve, as higher interest rates tend to boost demand for a currency. Finally, falling commodity prices in the third quarter weighed on the Canadian dollar.

Fund Share Net Asset Performance

For the nine months ended September 30, 2023, the NAV of each Share decreased from $18.50 per Share to $18.38 per Share. Falling currency futures contracts prices for short DX Contracts during the nine months ended September 30, 2023 contributed to a 3.61% decrease in the level of the Index and to a 0.12% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -0.65%.

Net income (loss) for the nine months ended September 30, 2023 was $(1.1) million, primarily resulting from $3.0 million of income, net realized gain (loss) of $(2.4) million, net change in unrealized gain (loss) of $(1.2) million and operating expenses of $0.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2023.

				For the Nine Months Ended
				September 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$63,415,531	0.44%	$647,560	21

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$99,877,740	0.51%	$1,189,435	21

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	—	$-
August 1, 2023 to August 31, 2023	250,000	$18.99
September 1, 2023 to September 30, 2023	500,000	$18.41
Total	750,000	$18.60

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – September 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – September 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2022 (Unaudited),(vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund - For the Nine Months Ended September 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund - For the Nine Months Ended September 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Nine Months Ended September 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – September 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 7, 2023		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 7, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools