Form 10-Q
period 2024-09-30
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2024-11-07
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of outstanding Shares as of September 30, 2024: 3,350,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $39,571,272 and $29,495,276, respectively)	$39,593,082	$29,517,982
Affiliated investments, at value and cost	33,750,086	35,846,173
Receivable for:
Dividends from affiliates	123,646	160,805
Total assets	$73,466,814	$65,524,960
Liabilities
Other investments:
Variation margin payable - Currency Futures Contracts	$257,912	$73,312
Payable for:
Investments Purchased	9,786,908
Management fees	34,346	38,132
Brokerage commissions and fees	5,002	5,001
Total liabilities	$10,084,168	$116,445
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	757	737
Shareholders' equity—Shares	63,381,889	65,407,778
Total shareholders' equity	63,382,646	65,408,515
Total liabilities and equity	$73,466,814	$65,524,960

General Shares outstanding	40	40
Shares outstanding	3,350,000	3,550,000
Net asset value per share	$18.92	$18.42
Market value per share	$18.93	$18.43

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

September 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.185% due October 3, 2024	15.77%	$9,997,394	$10,000,000
U.S. Treasury Bills, 4.750% due November 14, 2024(b)	15.69	9,943,301	10,000,000
U.S. Treasury Bills, 4.970% due December 5, 2024	7.82	4,959,268	5,000,000
U.S. Treasury Bills, 4.645% due March 6, 2025	7.74	4,906,400	5,000,000
U.S. Treasury Bills, 4.215% due April 3, 2025	15.44	9,786,719	10,000,000
Total United States Treasury Obligations (cost $39,571,272)	62.46%	$39,593,082
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class,4.85% (cost $33,750,086) (c)(d)	53.25%	$33,750,086	33,750,086
Total Investments in Securities (cost $73,321,358)	115.71%	$73,343,168

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $4,971,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2024.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	626	December-2024	$(62,926,146)	$380,315	$380,315

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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income
Interest Income	$395,381	$475,171	$1,189,064	$1,489,615
Dividends from Affiliates	329,188	476,170	1,137,870	1,488,559
Total Income	724,569	951,341	2,326,934	2,978,174
Expenses
Management Fees	103,918	136,609	330,339	462,545
Brokerage Commissions and Fees	2,800	3,522	8,448	12,030
Interest Expense	1,167	1,880	4,269	6,333
Total Expenses	107,885	142,011	343,056	480,908
Less: Waivers	(5,734)	(9,221)	(20,480)	(29,423)
Net Expenses	102,151	132,790	322,576	451,485
Net Investment Income (Loss)	622,418	818,551	2,004,358	2,526,689
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) from
Currency Futures Contracts	1,532,903	(2,081,894)	(202,691)	(2,404,060)
Net Realized Gain (Loss)	1,532,903	(2,081,894)	(202,691)	(2,404,060)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	18,728	(4,305)	(896)	(7,833)
Currency Futures Contracts	823,753	(511,682)	(602,564)	(1,175,815)
Net Change in Unrealized Gain (Loss)	842,481	(515,987)	(603,460)	(1,183,648)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	2,375,384	(2,597,881)	(806,151)	(3,587,708)
Net Income (Loss)	$2,997,802	$(1,779,330)	$1,198,207	$(1,061,019)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$716	2,950,000	$52,799,267	$52,799,983
Purchases of Shares			550,000	10,313,527	10,313,527
Redemption of Shares			(150,000)	(2,728,666)	(2,728,666)
Net Increase (Decrease) due to Share Transactions			400,000	7,584,861	7,584,861
Net Income (Loss)
Net Investment Income (Loss)		17		622,401	622,418
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		17		1,532,886	1,532,903
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		842,474	842,481
Net Income (Loss)		41		2,997,761	2,997,802
Net Change in Shareholders' Equity	—	41	400,000	10,582,622	10,582,663
Balance at September 30, 2024	40	$757	3,350,000	$63,381,889	$63,382,646

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$753	3,800,000	$71,548,988	$71,549,741
Purchases of Shares			400,000	7,597,367	7,597,367
Redemption of Shares			(750,000)	(13,952,247)	(13,952,247)
Net Increase (Decrease) due to Share Transactions			(350,000)	(6,354,880)	(6,354,880)
Net Income (Loss)
Net Investment Income (Loss)		(19)		818,570	818,551
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(5)		(2,081,889)	(2,081,894)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		6		(515,993)	(515,987)
Net Income (Loss)		(18)		(1,779,312)	(1,779,330)
Net Change in Shareholders' Equity	—	(18)	(350,000)	(8,134,192)	(8,134,210)
Balance at September 30, 2023	40	$735	3,450,000	$63,414,796	$63,415,531

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$737	3,550,000	$65,407,778	$65,408,515
Purchases of Shares			700,000	13,017,910	13,017,910
Redemption of Shares			(900,000)	(16,241,986)	(16,241,986)
Net Increase (Decrease) due to Share Transactions			(200,000)	(3,224,076)	(3,224,076)
Net Income (Loss)
Net Investment Income (Loss)		33		2,004,325	2,004,358
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(3)		(202,688)	(202,691)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(10)		(603,450)	(603,460)
Net Income (Loss)		20		1,198,187	1,198,207
Net Change in Shareholders' Equity	—	20	(200,000)	(2,025,889)	(2,025,869)
Balance at September 30, 2024	40	$757	3,350,000	$63,381,889	$63,382,646

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$740	5,400,000	$99,877,000	$99,877,740
Purchases of Shares			2,300,000	43,377,503	43,377,503
Redemption of Shares			(4,250,000)	(78,778,693)	(78,778,693)
Net Increase (Decrease) due to Share Transactions			(1,950,000)	(35,401,190)	(35,401,190)
Net Income (Loss)
Net Investment Income (Loss)		12		2,526,677	2,526,689
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(11)		(2,404,049)	(2,404,060)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(6)		(1,183,642)	(1,183,648)
Net Income (Loss)		(5)		(1,061,014)	(1,061,019)
Net Change in Shareholders' Equity	—	(5)	(1,950,000)	(36,462,204)	(36,462,209)
Balance at September 30, 2023	40	$735	3,450,000	$63,414,796	$63,415,531

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$1,198,207	$(1,061,019)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(34,103,019)	(105,488,236)
Proceeds from securities sold and matured	35,000,000	103,000,000
Cost of affiliated investments purchased	(27,043,421)	(84,203,117)
Proceeds from affiliated investments sold	29,139,508	123,815,423
Net accretion of discount on United States Treasury Obligations	(1,186,069)	(1,484,444)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	896	7,833
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	184,600	228,337
Dividends from affiliates	37,159	38,326
Management fees	(3,786)	(16,177)
Brokerage commissions and fees	1	(148)
Net cash provided by (used in) operating activities	3,224,076	34,836,778
Cash flows from financing activities:
Proceeds from purchases of Shares	13,017,910	43,377,503
Redemption of Shares	(16,241,986)	(78,778,693)
Net cash provided by (used in) financing activities	(3,224,076)	(35,401,190)
Net change in cash	—	(564,412)
Cash at beginning of period	—	564,412
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$4,269	$6,333

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.

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

No distributions were declared for the three and nine months ended September 30, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2021.

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

The Managing Owner waived fees of $5,734 and $20,480 for the three and nine months ended September 30, 2024, respectively. The Managing Owner waived fees of $9,221 and $29,423 for the three and nine months ended September 30, 2023, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$39,593,082	$—	$39,593,082
Money Market Mutual Fund	33,750,086	—	—	33,750,086
Total Investments in Securities	33,750,086	39,593,082	—	73,343,168
Other Investments—Assets (a)
Currency Futures Contracts	380,315	—	—	380,315
Total Investments	$34,130,401	$39,593,082	$—	$73,723,483

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$29,517,982	$—	$29,517,982
Money Market Mutual Fund	35,846,173	—	—	35,846,173
Total Investments in Securities	35,846,173	29,517,982	—	65,364,155
Other Investments—Assets (a)
Currency Futures Contracts	982,879	—	—	982,879
Total Investments	$36,829,052	$29,517,982	$—	$66,347,034

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$380,315	$—	$982,879	$—
(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,532,903	$(2,081,894)
	Net Change in Unrealized Gain (Loss)	823,753	(511,682)
Total		$2,356,656	$(2,593,576)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(202,691)	$(2,404,060)
	Net Change in Unrealized Gain (Loss)	(602,564)	(1,175,815)
Total		$(805,255)	$(3,579,875)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average Notional Value - Short	$(54,321,778)	$(71,862,239)	$(59,544,305)	$(81,071,260)

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2024.

	Value 06/30/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$23,203,730	$15,760,068	$(5,213,712)	$—	$—	$33,750,086	$329,188

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$35,846,173	$27,043,421	$(29,139,508)	$—	$—	$33,750,086	$1,137,870

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

Note 9 – Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 50,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to one business day after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to one business day after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$17.90	$18.83	$18.42	$18.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.81	(0.66)	(0.12)	(0.70)
Net investment income (loss) (b)	0.21	0.21	0.62	0.58
Net income (loss)	1.02	(0.45)	0.50	(0.12)
Net asset value per Share, end of period	$18.92	$18.38	$18.92	$18.38
Market value per Share, beginning of period (c)	$17.90	$18.82	$18.43	$18.50
Market value per Share, end of period (c)	$18.93	$18.37	$18.93	$18.37

Ratio to average Net Assets (d)
Net investment income (loss)	4.49%	4.50%	4.55%	4.11%
Expenses, after waivers	0.74%	0.73%	0.73%	0.73%
Expenses, prior to waivers	0.78%	0.78%	0.78%	0.78%
Total Return, at net asset value (e)	5.70%	(2.39)%	2.71%	(0.65)%
Total Return, at market value (e)	5.75%	(2.39)%	2.71%	(0.70)%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 50,000 Shares (“Creation Units”). Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $3.2 million and $34.8 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2024, $34.1 million was paid to purchase United States Treasury Obligations and $35.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2023, $105.5 million was paid to purchase United States Treasury Obligations and $103.0 million was received from sales and maturing United States Treasury Obligations. $29.1 million was received from sales of affiliated investments and $27.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. $123.8 million was received from sales of affiliated investments and $84.2 million was paid to purchase affiliated investments during the nine months ended September 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(3.2) million and $(35.4) million during the nine months ended September 30, 2024 and 2023, respectively. This included $13.0 million and $43.4 million from Shares purchased by Authorized Participants and $16.2 million and $78.8 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2024 and 2023, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2024.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

UDN - For the Three Months Ended September 30, 2024
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Percentage Change
6/30/2024
9/30/2024
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

UDN - For the Nine Months Ended September 30, 2024
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Percentage Change
12/31/2023
9/30/2024
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

Performance Summary

This Report covers the three and nine months ended September 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2024 and 2023

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2024	2023	2024	2023
DX Contract	5.89%	(2.17)%	3.31%	0.12%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the three months ended September 30, 2024, the NYSE Arca market value of each Share increased from $17.90 per Share to $18.93 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $17.90 per Share (0.00%) on July 1, 2024, and a high of $19.01 per Share (+6.23%) on September 27, 2024. The total return for the Fund on a market value basis was +5.75%.

The US dollar was heavily pressured in the third quarter of 2024, leading to gains for the Fund. In addition to the highly anticipated Federal Reserve easing cycle which officially kicked off in September – the central bank announced a larger-than-expected interest rate cut of 0.50% – the Bank of Japan also surprised the market with a rate hike in August. Higher interest rates generally boost a country’s currency and vice versa; in this case, the events boosted the Japanese yen and pressured the US dollar.

For the three months ended September 30, 2023 the NYSE Arca market value of each Share decreased from $18.82 per Share to $18.37 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $18.27 per Share (-2.92%) on September 27, 2023, and a high of $19.45 per Share (+3.35%) on July 13, 2023. The total return for the Fund on a market value basis was -2.39%.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2024, the NAV of each Share increased from $17.90 per Share to $18.92 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended September 30, 2024 contributed to a 4.51% increase in the level of the Index and to a 5.89% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was 5.70%.

Net income (loss) for the three months ended September 30, 2024 was $3.0 million, primarily resulting from $0.7 million of income, net realized gain (loss) of $1.5 million, net change in unrealized gain (loss) of $0.8 million and net operating expenses of $0.1 million.

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

Net income (loss) for the three months ended September 30, 2023 was $(1.8) million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(2.1) million, net change in unrealized gain (loss) of $(0.5) million and net operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the nine months ended September 30, 2024, the NYSE Arca market value of each Share increased from $18.43 per Share to $18.93 per Share. The Share price low and high for the nine months ended September 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $17.67 per Share (-4.10%) on April 16, 2024, and a high of $19.01 per Share (+3.18%) on September 27, 2024. The total return for the Fund on a market value basis was +2.71%.

The US dollar performed positively in the first three quarters of 2024. While the dollar had fallen to end 2023 on expectations for imminent interest rate cuts, the Federal Reserve stuck to its higher-for-longer rhetoric through the first two quarters of the year as US inflation proved stickier than expected. This forced the market to repeatedly delay Federal Reserve easing expectations at the same time that many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB) kicked off their rate-cutting cycles. However, the greenback moved lower in the third quarter with the Federal Reserve joining the others, announcing its first interest rate cut in September. Furthermore, the Bank of Japan surprised the market with a rate hike in August, sending the Japanese yen higher.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2024, the NAV of each Share increased from $18.42 per Share to $18.92 per Share. Rising currency futures contracts prices for short DX Contracts during the nine months ended September 30, 2024 contributed to a 0.72% decrease in the level of the Index and to a 3.31% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +2.71%.

Net income (loss) for the nine months ended September 30, 2024 was $1.2 million, primarily resulting from $2.3 million of income, net realized gain (loss) of $(0.2) million, net change in unrealized gain (loss) of $(0.6) million and operating expenses of $0.3 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2024.

				For the Nine Months Ended
				September 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$63,382,646	0.31%	$453,363	15

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$65,408,515	0.36%	$548,310	23

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	150,000	$18.19
August 1, 2024 to August 31, 2024	—	—
September 1, 2024 to September 30, 2024	—	—
Total	150,000	$18.19

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – September 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – September 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2024 and 2023 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund –For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – September 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools