Form 10-Q
period 2025-03-31
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2025-05-08
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of outstanding Shares as of March 31, 2025: 3,950,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

March 31, 2025 and December 31, 2024

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $9,997,608 and $14,849,209, respectively)	$9,997,645	$14,856,763
Affiliated investments, at value and cost	56,503,807	36,311,736
Deposit with Commodity Broker	2,582,928	—
Receivable for:
Dividends from affiliates	186,272	145,598
Total assets	$69,270,652	$51,314,097
Liabilities
Other investments:
Variation margin payable - Currency Futures Contracts	$—	$176,055
Payable for:
Due to custodian	—	68,385
Management fees	36,891	31,035
Brokerage commissions and fees	5,000	5,001
Total liabilities	$41,891	$280,476
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	701	669
Shareholders' equity—Shares	69,228,060	51,032,952
Total shareholders' equity	69,228,761	51,033,621
Total liabilities and equity	$69,270,652	$51,314,097

General Shares outstanding	40	40
Shares outstanding	3,950,000	3,050,000
Net asset value per share	$17.53	$16.73
Market value per share	$17.55	$16.71

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

March 31, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.270% due April 3, 2025(b)	14.44%	$9,997,645	$10,000,000
Total United States Treasury Obligations (cost $9,997,608)	14.44%	$9,997,645
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class,4.29% (cost $56,503,807)(c)(d)	81.62%	$56,503,807	56,503,807
Total Investments in Securities (cost $66,501,415)	96.06%	$66,501,452

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $999,700 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of March 31, 2025.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	670	June-2025	$(69,601,610)	$(421,284)	$(421,284)

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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Income
Interest Income	$149,682	$402,728
Dividends from Affiliates	417,623	453,938
Total Income	567,305	856,666
Expenses
Management Fees	99,377	120,402
Brokerage Commissions and Fees	3,212	2,889
Interest Expense	1,321	1,608
Total Expenses	103,910	124,899
Less: Waivers	(8,878)	(8,625)
Net Expenses	95,032	116,274
Net Investment Income (Loss)	472,273	740,392
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) from
Currency Futures Contracts	1,350,485	(293,543)
Net Realized Gain (Loss)	1,350,485	(293,543)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(7,517)	(19,729)
Currency Futures Contracts	508,509	(1,967,136)
Net Change in Unrealized Gain (Loss)	500,992	(1,986,865)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	1,851,477	(2,280,408)
Net Income (Loss)	$2,323,750	$(1,540,016)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$669	3,050,000	$51,032,952	$51,033,621
Purchases of Shares			1,200,000	20,869,106	20,869,106
Redemption of Shares			(300,000)	(4,997,716)	(4,997,716)
Net Increase (Decrease) due to Share Transactions			900,000	15,871,390	15,871,390
Net Income (Loss)
Net Investment Income (Loss)		6		472,267	472,273
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		19		1,350,466	1,350,485
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		500,985	500,992
Net Income (Loss)		32		2,323,718	2,323,750
Net Change in Shareholders' Equity	—	32	900,000	18,195,108	18,195,140
Balance at March 31, 2025	40	$701	3,950,000	$69,228,060	$69,228,761

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$737	3,550,000	$65,407,778	$65,408,515
Purchases of Shares			50,000	912,703	912,703
Redemption of Shares			(150,000)	(2,727,965)	(2,727,965)
Net Increase (Decrease) due to Share Transactions			(100,000)	(1,815,262)	(1,815,262)
Net Income (Loss)
Net Investment Income (Loss)		8		740,384	740,392
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(3)		(293,540)	(293,543)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(22)		(1,986,843)	(1,986,865)
Net Income (Loss)		(17)		(1,539,999)	(1,540,016)
Net Change in Shareholders' Equity	—	(17)	(100,000)	(3,355,261)	(3,355,278)
Balance at March 31, 2024	40	$720	3,450,000	$62,052,517	$62,053,237

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$2,323,750	$(1,540,016)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(4,870,957)
Proceeds from securities sold and matured	5,000,000	5,000,000
Cost of affiliated investments purchased	(28,845,709)	(4,721,142)
Proceeds from affiliated investments sold	8,653,638	8,268,797
Net accretion of discount on United States Treasury Obligations	(148,399)	(401,875)
Net change in unrealized (gain) loss from United States Treasury Obligations and Affiliated Investments	7,517	19,729
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(176,055)	51,328
Deposit with Commodity Broker	(2,582,928)	—
Dividends from affiliates	(40,674)	9,763
Management fees	5,856	(363)
Brokerage commissions and fees	(1)	(2)
Net cash provided by (used in) operating activities	(15,803,005)	1,815,262
Cash flows from financing activities:
Proceeds from purchases of Shares	20,869,106	912,703
Redemption of Shares	(4,997,716)	(2,727,965)
Increase (Decrease) in payable for amount due to custodian	(68,385)	—
Net cash provided by (used in) financing activities	15,803,005	(1,815,262)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,321	$1,608

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2025

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three months ended March 31, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three months ended March 31, 2025 and 2024, respectively.

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

K. Currency Futures Contracts

The Fund utilizes derivative instruments to achieve its investment objective. A currency futures contract is an agreement between counterparties to purchase or sell a specified underlying currency for a specified price, or to pay or receive a cash amount based on the value of an index or other reference instrument, at a future date. Initial margin deposits required upon entering into futures contracts are satisfied by the segregation of specific securities or cash as collateral with the Commodity Broker. During the period that the currency futures contracts are open, changes in the value of the contracts are recognized as unrealized gains or losses by recalculating the value of the contracts on a daily basis. Subsequent or variation margin payments can be received or made depending upon whether unrealized gains or losses are incurred. These amounts, if any, are reflected as a receivable or payable on the Statements of Financial Condition. Otherwise, the variation margin excess or deficit can be netted with cash held at the Commodity Broker. These amounts, if any, are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. When the contracts are closed or expire, the Fund recognizes a realized gain or loss equal to the difference between the proceeds from, or cost of, the closing transaction and the Fund’s basis in the contract. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

The Managing Owner waived fees of $8,878 and $8,625 for the three months ended March 31, 2025 and 2024, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of March 31, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

The Fund may deposit cash, United States Treasury Obligations, T-Bill ETFs and money market mutual funds with the Commodity Broker as margin, to the extent permissible under CFTC rules. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations and/or cash with the Commodity Broker. The Fund may utilize excess cash or otherwise transfer cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

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

The following is a summary of the tiered valuation input levels as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$9,997,645	$—	$9,997,645
Money Market Mutual Fund	56,503,807	—	—	56,503,807
Total Investments in Securities	56,503,807	9,997,645	—	66,501,452
Other Investments—Liabilities (a)
Currency Futures Contracts	(421,284)	—	—	(421,284)
Total Investments	$56,082,523	$9,997,645	$—	$66,080,168

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$14,856,763	$—	$14,856,763
Money Market Mutual Fund	36,311,736	—	—	36,311,736
Total Investments in Securities	36,311,736	14,856,763	—	51,168,499
Other Investments—Liabilities (a)
Currency Futures Contracts	(929,793)	—	—	(929,793)
Total Investments	$35,381,943	$14,856,763	$—	$50,238,706

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(421,284)	$—	$(929,793)
(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$1,350,485	$(293,543)
	Net Change in Unrealized Gain (Loss)	508,509	(1,967,136)
Total		$1,858,994	$(2,260,679)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2025	2024
Average Notional Value - Short	$(55,961,734)	$(65,116,780)

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2025 and 2024.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$36,311,736	$28,845,709	$(8,653,638)	$—	$—	$56,503,807	$417,623

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$35,846,173	$4,721,142	$(8,268,797)	$—	$—	$32,298,518	$453,938

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$16.73	$18.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.65	(0.64)
Net investment income (loss) (b)	0.15	0.21
Net income (loss)	0.80	(0.43)
Net asset value per Share, end of period	$17.53	$17.99
Market value per Share, beginning of period (c)	$16.71	$18.43
Market value per Share, end of period (c)	$17.55	$17.99

Ratio to average Net Assets (d)
Net investment income (loss)	3.56%	4.61%
Expenses, after waivers	0.72%	0.72%
Expenses, prior to waivers	0.78%	0.78%
Total Return, at net asset value (e)	4.78%	(2.33)%
Total Return, at market value (e)	5.03%	(2.39)%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, together with the modified risk factor included in Item 1A of this Report, as well as the following:

•
Risks related to market volatility and fluctuations in the price of assets held by the Fund, including as a result of global trade, macroeconomic events the imposition of trading limitations or trading halts, and the potential loss of investment;
•
Risks that the market price of Shares will not correspond to NAV;
•
Risks related to market competition;
•
Risks related to the market conditions unique to futures contracts;
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments geopolitical conflict, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

Overview/Introduction

Invesco DB U.S. Dollar Index Bearish Fund (the “Fund”), a separate series of Invesco DB U.S. Dollar Index Trust (the “Trust”) was formed as a Delaware statutory trust on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, is designed to disperse and mitigate the credit risk posed by any member. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the NAV may be held in United States Treasury Obligations or cash, which may be used as margin for the Fund’s trading in currency futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The amount of cash and/or United States Treasury Obligations on deposit with the Commodity Broker may exceed the amount of margin required to be on deposit, depending on market conditions and comparative yields available from United States Treasury Obligations, money market funds, T-Bill ETFs and cash held on deposit with Commodity Broker. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(15.8) million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2025, $0 was paid to purchase United States Treasury Obligations and $5.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2024, $4.9 million was paid to purchase United States Treasury Obligations and $5.0 million was received from sales and maturing United States Treasury Obligations. $8.7 million was received from sales of affiliated investments and $28.8 million was paid to purchase affiliated investments during the three months ended March 31, 2025. $8.3 million was received from sales of affiliated investments and $4.7 million was paid to purchase affiliated investments during the three months ended March 31, 2024. During the three months ended

March 31, 2025, net deposits to/from the Commodity Broker was $2.6 million. There were no net deposits to/from the Commodity Broker during the three months ended March 31, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $15.8 million and $(1.8) million during the three months ended March 31, 2025 and 2024, respectively. This included $20.9 million and $0.9 million from Shares purchased by Authorized Participants and $5.0 million and $2.7 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2025 and 2024, respectively. No distributions were paid to Shareholders during the three months ended March 31, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “Deutsche Bank Short USD Currency Portfolio Index-Excess ReturnTM”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, if any, from the Fund's collateral holdings whereas the Index does not consider such income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

UDN - For the Three Months Ended March 31, 2025
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Percentage Change
12/31/2024
3/31/2025
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

Performance Summary

This Report covers the three months ended March 31, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2025 and 2024” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2025 and 2024

	AGGREGATE RETURNS FOR THE SHORT INDEX-TR
	Three Months Ended
	March 31,
Underlying Index	2025	2024
DX Contract	4.96%	(2.17)%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the Short Index–TRTM. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the Short Index–TRTM (the “Total Return Index”) is that the Excess Return Index does not include interest income from a hypothetical Creation Unit of fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Excess Return Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

FOR THE THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

For the three months ended March 31, 2025, the NYSE Arca market value of each Share increased from $16.71 per Share to $17.55 per Share. The Share price low and high for the three months ended March 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $16.53 per Share (-1.08%) on January 13, 2025, and a high of $17.69 per Share (+5.87%) on March 18, 2025. The total return for the Fund on a market value basis was +5.03%.

The U.S. dollar moved lower in the first quarter of 2025 leading to strong gains for the Fund. This marked a sharp reversal from the strong rally to end 2024, when the incoming U.S. administration's tariff policy was expected to have a disproportionate adverse effect on the currency of the United States' trading partners, in turn boosting the U.S. dollar. Inflation predictions also led the markets to re-evaluate the Federal Reserve’s easing plans, with the potential to leave interest rates higher for longer. However, those factors are now hurting the U.S. dollar; tariffs and stagflation fears have upended market confidence in the U.S., while the Federal Reserve may still reduce interest rates by 0.50% in 2025 (lower interest rates reduce demand for the U.S. dollar). In contrast, the euro and other European currencies are being propped up by major defense and infrastructure spending plans, and the outlook looks brighter for the Japanese yen, with the Bank of Japan in a rate hiking cycle as the rest of the world’s major economies pulled back.

For the three months ended March 31, 2024 the NYSE Arca market value of each Share decreased from $18.43 per Share to $17.98 per Share. The Share price low and high for the three months ended March 31, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $17.87 per Share (-3.01%) on February 13, 2024, and a high of $18.28 per Share (-0.81%) on January 8, 2024. The total return for the Fund on a market value basis was -2.39%.

The U.S. dollar performed positively in the first quarter of 2024, leading to losses for the Fund. While the dollar had fallen to end 2023 on expectations for imminent rate cuts, the Federal Reserve stuck to its higher for longer rhetoric through the first two months of 2024 and inflation proved stickier than expected, forcing the market to delay easing expectations. A resilient U.S. economy also provided support.

Fund Share Net Asset Performance

For the three months ended March 31, 2025, the NAV of each Share increased from $16.73 per Share to $17.53 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended March 31, 2025 contributed to a 3.85% increase in the level of the Index and to a 4.96% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +4.78%.

Net income (loss) for the three months ended March 31, 2025 was $2.3 million, primarily resulting from $0.6 million of income, net realized gain (loss) of $1.4 million, net change in unrealized gain (loss) of $0.5 million and net operating expenses of $0.1 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2025.

				For the Three Months Ended
				March 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB U.S. Dollar Index Bearish Fund	$69,228,761	0.34%	$548,799	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB U.S. Dollar Index Bearish Fund	$51,033,621	0.31%	$364,294	21

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed February 26, 2024.

The Effect of Market Disruptions and Government Interventions Are Unpredictable and May Have an Adverse Effect on the Value of Your Shares.

The commodity futures markets may be subject to temporary distortions due to various factors, including, among others, lack of liquidity, congestion, disorderly closing periods, manipulation and disruptive conduct, limitations on deliverable supplies, excessive speculation, changes in trade regulation or economic sanctions, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God.

Certain changes in the U.S. economy in particular, such as when the U.S. economy weakens or when its financial markets decline, may have a material adverse effect on global financial markets as a whole. Increasingly strained relations between the U.S. and foreign countries, including as a result of economic sanctions and tariffs, may also adversely affect currency futures markets. A decrease in U.S. imports or exports, changes in trade regulations, including the threat or actual imposition of tariffs, trade wars or other economic sanctions on traditional allies or adversaries and their responses thereto, inflation, and/or an economic recession in the U.S. may have a material adverse affect on the U.S. economy, global financial markets as a whole and the currency futures markets to which the Fund has exposure. Proposed and adopted policy and legislative actions in the U.S. may impact many aspects of financial and other regulations and may have a significant effect, including potentially adversely, on U.S. markets generally. The continued maintenance of elevated debt levels by the U.S. government as projected by governmental agencies and non-governmental organizations, or the imposition of U.S. austerity measures, could potentially constrain future economic growth and the ability to effectively respond to economic downturns. If these trends were to continue, they could adversely impact the U.S. economy, global financial markets as a whole and the currency futures markets in particular.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2025 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2025 to January 31, 2025	250,000	$16.62
February 1, 2025 to February 28, 2025	50,000	16.87
March 1, 2025 to March 31, 2025	—	—
Total	300,000	$16.66

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – March 31, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – March 31, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2025 and 2024 (Unaudited), (vi) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2025 and 2024 (Unaudited), and (vii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – March 31, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 7, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 7, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools