Form 10-Q
period 2025-06-30
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2025-08-07
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of outstanding Shares as of June 30, 2025: 7,850,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $14,849,209, respectively)	$—	$14,856,763
Affiliated investments, at value and cost	137,560,960	36,311,736
Deposit with Commodity Broker	10,440,021	—
Receivable for:
Dividends from affiliates	473,387	145,598
Total assets	$148,474,368	$51,314,097
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$—	$176,055
Payable for:
Due to custodian	—	68,385
Management fees	132,299	31,035
Brokerage commissions and fees	4,992	5,001
Total liabilities	$137,291	$280,476
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	756	669
Shareholders' equity—Shares	148,336,321	51,032,952
Total shareholders' equity	148,337,077	51,033,621
Total liabilities and equity	$148,474,368	$51,314,097
General Shares outstanding	40	40
Shares outstanding	7,850,000	3,050,000
Net asset value per share	$18.90	$16.73
Market value per share	$18.92	$16.71

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.26% (cost $137,560,960)(a)(b)	92.74%	$137,560,960	137,560,960

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2025.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Short Futures Contracts
ICE U.S. Dollar Index	1,497	September - 2025	(144,450,021)	$2,364,395	$2,364,395
(c)
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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income
Interest Income	$54,320	$390,955	$204,002	$793,683
Dividends from Affiliates	1,283,878	354,744	1,701,501	808,682
Total Income	1,338,198	745,699	1,905,503	1,602,365
Expenses
Management Fees	238,958	106,019	338,335	226,421
Brokerage Commissions and Fees	7,898	2,759	11,110	5,648
Interest Expense	89	1,494	1,410	3,102
Total Expenses	246,945	110,272	350,855	235,171
Less: Waivers	(30,051)	(6,121)	(38,929)	(14,746)
Net Expenses	216,894	104,151	311,926	220,425
Net Investment Income (Loss)	1,121,304	641,548	1,593,577	1,381,940
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) from
Currency Futures Contracts	4,027,483	(1,442,051)	5,377,968	(1,735,594)
Net Realized Gain (Loss)	4,027,483	(1,442,051)	5,377,968	(1,735,594)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(37)	105	(7,554)	(19,624)
Currency Futures Contracts	2,785,679	540,819	3,294,188	(1,426,317)
Net Change in Unrealized Gain (Loss)	2,785,642	540,924	3,286,634	(1,445,941)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	6,813,125	(901,127)	8,664,602	(3,181,535)
Net Income (Loss)	$7,934,429	$(259,579)	$10,258,179	$(1,799,595)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$701	3,950,000	$69,228,060	$69,228,761
Purchases of Shares			3,950,000	72,089,363	72,089,363
Redemption of Shares			(50,000)	(915,476)	(915,476)
Net Increase (Decrease) due to Share Transactions			3,900,000	71,173,887	71,173,887
Net Income (Loss)
Net Investment Income (Loss)		7		1,121,297	1,121,304
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		27		4,027,456	4,027,483
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		21		2,785,621	2,785,642
Net Income (Loss)		55		7,934,374	7,934,429
Net Change in Shareholders' Equity	—	55	3,900,000	79,108,261	79,108,316
Balance at June 30, 2025	40	$756	7,850,000	$148,336,321	$148,337,077

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$720	3,450,000	$62,052,517	$62,053,237
Purchases of Shares			100,000	$1,791,680	1,791,680
Redemption of Shares			(600,000)	$(10,785,355)	(10,785,355)
Net Increase (Decrease) due to Share Transactions			(500,000)	(8,993,675)	(8,993,675)
Net Income (Loss)
Net Investment Income (Loss)		8		641,540	641,548
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(17)		(1,442,034)	(1,442,051)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		5		540,919	540,924
Net Income (Loss)		(4)		(259,575)	(259,579)
Net Change in Shareholders' Equity	—	(4)	(500,000)	(9,253,250)	(9,253,254)
Balance at June 30, 2024	40	$716	2,950,000	$52,799,267	$52,799,983

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$669	3,050,000	$51,032,952	$51,033,621
Purchases of Shares			5,150,000	92,958,469	92,958,469
Redemption of Shares			(350,000)	(5,913,192)	(5,913,192)
Net Increase (Decrease) due to Share Transactions			4,800,000	87,045,277	87,045,277
Net Income (Loss)
Net Investment Income (Loss)		13		1,593,564	1,593,577
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		46		5,377,922	5,377,968
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		28		3,286,606	3,286,634
Net Income (Loss)		87		10,258,092	10,258,179
Net Change in Shareholders' Equity	—	87	4,800,000	97,303,369	97,303,456
Balance at June 30, 2025	40	$756	7,850,000	$148,336,321	$148,337,077

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$737	3,550,000	$65,407,778	$65,408,515
Purchases of Shares			150,000	2,704,383	2,704,383
Redemption of Shares			(750,000)	(13,513,320)	(13,513,320)
Net Increase (Decrease) due to Share Transactions			(600,000)	(10,808,937)	(10,808,937)
Net Income (Loss)
Net Investment Income (Loss)		16		1,381,924	1,381,940
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(20)		(1,735,574)	(1,735,594)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(17)		(1,445,924)	(1,445,941)
Net Income (Loss)		(21)		(1,799,574)	(1,799,595)
Net Change in Shareholders' Equity	—	(21)	(600,000)	(12,608,511)	(12,608,532)
Balance at June 30, 2024	40	$716	2,950,000	$52,799,267	$52,799,983

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$10,258,179	$(1,799,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(29,220,433)
Proceeds from securities sold and matured	15,000,000	30,000,000
Cost of affiliated investments purchased	(110,894,945)	(11,283,353)
Proceeds from affiliated investments sold	9,645,721	23,925,796
Net accretion of discount on United States Treasury Obligations	(150,791)	(791,965)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	7,554	19,624
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(176,055)	(86,390)
Deposit with Commodity Broker	(10,440,021)	—
Dividends from affiliates	(327,789)	51,470
Management fees	101,264	(6,215)
Brokerage commissions and fees	(9)	(2)
Net cash provided by (used in) operating activities	(86,976,892)	10,808,937
Cash flows from financing activities:
Proceeds from purchases of Shares	92,958,469	2,704,383
Redemption of Shares	(5,913,192)	(13,513,320)
Increase (decrease) in payable for amount due to custodian	(68,385)	—
Net cash provided by (used in) financing activities	86,976,892	(10,808,937)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,410	$3,102

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

June 30, 2025

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues or corporate earnings, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, military conflicts, acts of terrorism, economic crises, economic sanctions and tariffs, significant governmental actions or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were declared for the three and six months ended June 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2024, respectively.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $30,051 and $38,929 for the three and six months ended June 30, 2025, respectively. The Managing Owner waived fees of $6,121 and $14,746 for the three and six months ended June 3, 2024, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$137,560,960	$—	$—	$137,560,960
Other Investments - Assets(a)
Currency Futures Contracts	2,364,395	—	—	2,364,395
Total Investments	$139,925,355	$—	$—	$139,925,355
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$14,856,763	$—	$14,856,763
Money Market Mutual Fund	36,311,736	—	—	36,311,736
Total Investments in Securities	36,311,736	14,856,763	—	51,168,499
Other Investments—Liabilities (a)
Currency Futures Contracts	(929,793)	—	—	(929,793)
Total Investments	$35,381,943	$14,856,763	$—	$50,238,706

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$2,364,395	$—	$—	$(929,793)
(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$4,027,483	$(1,442,051)
	Net Change in Unrealized Gain (Loss)	2,785,679	540,819
Total		$6,813,162	$(901,232)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$5,377,968	$(1,735,594)
	Net Change in Unrealized Gain (Loss)	3,294,188	(1,426,317)
Total		$8,672,156	$(3,161,911)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average Notional Value	$(117,364,760)	$(58,543,377)	$(89,100,624)	$(61,606,439)

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$56,503,807	$82,049,236	$(992,083)	$—	$—	$137,560,960	$1,283,878

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$36,311,736	$110,894,945	$(9,645,721)	$—	$—	$137,560,960	$1,701,501

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$32,298,518	$6,562,211	$(15,656,999)	$—	$—	$23,203,730	$354,744

	Value 12/31/23	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$35,846,173	$11,283,353	$(23,925,796)	$—	$—	$23,203,730	$808,682

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$17.53	$17.99	$16.73	$18.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	1.21	(0.29)	1.86	(0.93)
Net investment income (loss) (b)	0.16	0.20	0.31	0.41
Net income (loss)	1.37	(0.09)	2.17	(0.52)
Net asset value per Share, end of period	$18.90	$17.90	$18.90	$17.90
Market value per Share, beginning of period (c)	$17.55	$17.99	$16.71	$18.43
Market value per Share, end of period (c)	$18.92	$17.90	$18.92	$17.90

Ratio to average Net Assets (d)
Net investment income (loss)	3.52%	4.54%	3.53%	4.58%
Expenses, after waivers	0.68%	0.74%	0.69%	0.73%
Expenses, prior to waivers	0.78%	0.78%	0.78%	0.78%
Total Return, at net asset value (e)	7.82%	(0.50)%	12.97%	(2.82)%
Total Return, at market value (e)	7.81%	(0.50)%	13.22%	(2.88)%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, together with the modified risk factor included in Item 1A of this Report, as well as the following:

•
Risks related to market volatility and fluctuations in the price of assets held by the Fund, including as a result of global trade, macroeconomic events, the imposition of trading limitations or trading halts, and the potential loss of investment;
•
Risks that the market price of Shares will not correspond to NAV;
•
Risks related to market competition;
•
Risks related to the market conditions unique to futures contracts;
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflict, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX contracts with the aim of seeking to track the Index.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(87.0) million and $10.8 million for the six months ended June 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2025, there were no purchases of United States Treasury Obligations and $15.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2024, $29.2 million was paid to purchase United States Treasury Obligations and $30.0 million was received from sales and maturing United States Treasury Obligations. $9.6 million was received from sales of affiliated investments and $110.9 million was paid to purchase affiliated investments during the six months ended June 30, 2025. $23.9 million was received from sales of affiliated investments and $11.3 million was paid to purchase affiliated investments during the six months ended June 30, 2024. During the six months ended June 30, 2025, net deposits to/from the Commodity Broker was $10.4 million. There were no net deposits to/from the Commodity Broker during the six months ended June 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $87.0 million and $(10.8) million during the six months ended June 30, 2025 and 2024, respectively. This included $93.0 million and $2.7 million from Shares purchased by Authorized Participants and $5.9 million and $13.5 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

UDN - For the Three Months Ended June 30, 2025
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Percentage Change
3/31/2025
6/30/2025
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

Performance Summary

This Report covers the three and six months ended June 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2025	2024	2025	2024
DX Contract	8.04%	(0.27)%	13.39%	(2.43)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the three months ended June 30, 2025, the NYSE Arca market value of each Share increased from $17.55 per Share to $18.92 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $17.54 per Share (-0.06%) on April 1, 2025, and a high of $18.92 per Share (+7.81%) on June 30, 2025. The total return for the Fund on a market value basis was +7.81%.

The U.S. dollar remained under pressure in the second quarter of 2025, extending its first quarter weakness, leading to gains for the Fund. While the initial tariff driven rally in late 2024 was predicated on relative U.S. strength versus trading partners, the narrative has since reversed. The tariffs announced on Liberation Day in April undermined U.S. consumer and business confidence, fueling domestic growth concerns and de-dollarization trades. The 90-day tariff truce with China temporarily eased trade tensions in mid-May but continued uncertainty weighed on gains. Meanwhile, the Federal Reserve maintained its dovish stance, with markets still pricing in 50 basis points of interest rate cuts for the year, further eroding yield support for the greenback. In contrast, the euro found support from resilient economic data and fiscal stimulus tied to defense and infrastructure, while the yen benefited from the Bank of Japan’s continued tightening bias. With global policy divergence widening and confidence in U.S. fiscal discipline faltering, the U.S. dollar’s outlook remained clouded heading into the second half of the year.

For the three months ended June 30, 2024 the NYSE Arca market value of each Share decreased from $17.99 per Share to $17.90 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $17.67 per Share (-1.75%) on April 16, 2024, and a high of $18.17 per Share (+1.03%) on June 3, 2024. The total return for the Fund on a market value basis was -0.50%.

While not following a smooth path, the U.S. dollar moved higher in the second quarter of 2024, leading to losses for the Fund. The key driver was the Federal Reserve’s more hawkish stance amid persistent U.S. inflation. While the markets had expected for the central bank to start cutting rates imminently, those hopes were repeatedly dashed through the quarter. In comparison, many global economies, including Switzerland, Sweden, Canada, and the European Central Bank (ECB), had kicked off their easing (i.e., lowering interest rates) cycles. Higher interest rates generally make a country’s currency more attractive to hold.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share increased from $17.53 per Share to $18.90 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended June 30, 2025 contributed to a 6.89% increase in the level of the Index and to a 8.04% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +7.82%.

Net income (loss) for the three months ended June 30, 2025 was $7.9 million, primarily resulting from $1.3 million of income, net realized gain (loss) of $4.0 million, net change in unrealized gain (loss) of $2.8 million and net operating expenses of $0.2 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the six months ended June 30, 2025, the NYSE Arca market value of each Share increased from $16.71 per Share to $18.92 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $16.53 per Share (-1.08%) on January 13, 2025, and a high of $18.92 per Share (+13.23%) on June 30, 2025. The total return for the Fund on a market value basis was +13.22%.

The U.S. dollar declined sharply in the first half of 2025, resulting in positive performance for the Fund. This marks a sharp reversal from the strong rally that closed out 2024, when President Trump’s tariff policy was expected to disproportionately impact trading partners’ currencies and support the greenback. However, those same policies have since undermined U.S. investor and business confidence, with stagflation and domestic growth concerns becoming top of mind. This, coupled with geopolitical instability in the second quarter, pushed investors further away from the U.S. dollar and towards safe havens like the Swiss franc and Japanese yen. The euro was also buoyed by defense and infrastructure stimulus, and the Japanese yen strengthened on expected Bank of Japan rate hikes, which added pressure to the U.S. dollar. Finally, the Federal Reserve’s dovish stance, maintaining 50 basis points of expected interest rate cuts, also eroded yield support for the U.S. dollar.

For six months ended June 30, 2024, the NYSE Arca market value of each Share decreased from $18.43 per Share to $17.90 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $17.67 per Share (-4.10%) on April 16, 2024, and a high of $18.28 per Share (-0.81%) on January 8, 2024. The total return for the Fund on a market value basis was -2.88%.

The U.S. dollar performed positively in the first half of 2024, leading to losses for the Fund. While the dollar had fallen to end 2023 on expectations for imminent rate cuts, the Federal Reserve stuck to its higher-for-longer rhetoric as U.S. inflation proved more persistent than expected, forcing the market to repeatedly delay easing expectations. In comparison, many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB) had kicked off their easing (i.e., lowering interest rates) cycles; higher interest rates tend to make holding the currency more attractive. A resilient U.S. economy and heightened geopolitical tensions also provided some support.

Fund Share Net Asset Performance

For the six months ended June 30, 2025, the NAV of each Share increased from $16.73 per Share to $18.90 per Share. Rising currency futures contracts prices for short DX Contracts during the six months ended June 30, 2025 contributed to a 11.00% increase in the level of the Index and to a 13.39% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +12.97%.

Net income (loss) for the six months ended June 30, 2025 was $10.3 million, primarily resulting from $1.9 million of income, net realized gain (loss) of $5.4 million, net change in unrealized gain (loss) of $3.3 million and net operating expenses of $0.3 million.

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

Net income (loss) for the six months ended June 30, 2024 was $(1.8) million, primarily resulting from $1.6 million of income, net realized gain (loss) of $(1.7) million, net change in unrealized gain (loss) of $(1.4) million and net operating expenses of $0.2 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2025.

				For the Six Months Ended
				June 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB U.S. Dollar Index Bearish Fund	$148,337,077	0.39%	$1,356,708	5

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB U.S. Dollar Index Bearish Fund	$51,033,621	0.31%	$364,294	21

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed February 26, 2025.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	—	$—
May 1, 2025 to May 31, 2025	50,000	18.31
June 1, 2025 to June 30, 2025	—	—
Total	50,000	$18.31

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended June 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended June 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 7, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 7, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools