Form 10-Q
period 2025-09-30
INVESCO DB US DOLLAR INDEX BEARISH FUND
filed 2025-11-07
CIK 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of outstanding Shares as of September 30, 2025: 8,300,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $14,849,209, respectively)	$—	$14,856,763
Affiliated investments, at value and cost	147,233,056	36,311,736
Deposit with Commodity Broker	8,448,710	—
Receivable for:
Dividends from affiliates	483,509	145,598
Total assets	$156,165,275	$51,314,097
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$—	$176,055
Payable for:
Due to custodian	—	68,385
Management fees	81,128	31,035
Brokerage commissions and fees	4,962	5,001
Total liabilities	$86,090	$280,476
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	752	669
Shareholders' equity—Shares	156,078,433	51,032,952
Total shareholders' equity	156,079,185	51,033,621
Total liabilities and equity	$156,165,275	$51,314,097
General Shares outstanding	40	40
Shares outstanding	8,300,000	3,050,000
Net asset value per share	$18.80	$16.73
Market value per share	$18.81	$16.71

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.05% (cost $147,233,056)(a)(b)	94.33%	$147,233,056	147,233,056
Total Investments in Securities (cost $147,233,056)	94.33%	$147,233,056

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2025.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Short Futures Contracts
ICE U.S. Dollar Index	1,611	December - 2025	(156,993,561)	$(257,858)	$(257,858)
(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 4.400% due March 06, 2025	9.72%	$4,963,427	$5,000,000
U.S. Treasury Bills, 4.230% due April 03, 2025 (b)	19.39	9,893,336	10,000,000
Total United States Treasury Obligations (cost $14,849,209)	29.11%	$14,856,763
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Government & Agency Portfolio, Institutional Class, 4.43% (cost $36,311,736)(c)(d)	71.15%	$36,311,736	36,311,736
Total Investments in Securities (cost $51,160,945)	100.26%	$51,168,499

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
(d)
The rate shown is the 7-day SEC standardized yield as of December 31, 2024.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Short Futures Contracts
ICE U.S. Dollar Index	485	March - 2025	(52,523,560)	$(929,793)	$(929,793)

(e)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$87,355	$395,381	$291,357	$1,189,064
Dividends from Affiliates	1,492,967	329,188	3,194,468	1,137,870
Total Income	1,580,322	724,569	3,485,825	2,326,934
Expenses
Management Fees	282,805	103,918	621,140	330,339
Brokerage Commissions and Fees	8,100	2,800	19,210	8,448
Interest Expense	—	1,167	1,410	4,269
Total Expenses	290,905	107,885	641,760	343,056
Less: Waivers	(35,515)	(5,734)	(74,444)	(20,480)
Net Expenses	255,390	102,151	567,316	322,576
Net Investment Income (Loss)	1,324,932	622,418	2,918,509	2,004,358
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) from
Currency Futures Contracts	551,717	1,532,903	5,929,685	(202,691)
Net Realized Gain (Loss)	551,717	1,532,903	5,929,685	(202,691)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	—	18,728	(7,554)	(896)
Currency Futures Contracts	(2,622,253)	823,753	671,935	(602,564)
Net Change in Unrealized Gain (Loss)	(2,622,253)	842,481	664,381	(603,460)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(2,070,536)	2,375,384	6,594,066	(806,151)
Net Income (Loss)	$(745,604)	$2,997,802	$9,512,575	$1,198,207

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$756	7,850,000	$148,336,321	$148,337,077
Purchases of Shares			800,000	14,998,740	14,998,740
Redemption of Shares			(350,000)	(6,511,028)	(6,511,028)
Net Increase (Decrease) due to Share Transactions			450,000	8,487,712	8,487,712
Net Income (Loss)
Net Investment Income (Loss)		12		1,324,920	1,324,932
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		6		551,711	551,717
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(22)		(2,622,231)	(2,622,253)
Net Income (Loss)		(4)		(745,600)	(745,604)
Net Change in Shareholders' Equity	—	(4)	450,000	7,742,112	7,742,108
Balance at September 30, 2025	40	$752	8,300,000	$156,078,433	$156,079,185

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$716	2,950,000	$52,799,267	$52,799,983
Purchases of Shares			550,000	10,313,527	10,313,527
Redemption of Shares			(150,000)	(2,728,666)	(2,728,666)
Net Increase (Decrease) due to Share Transactions			400,000	7,584,861	7,584,861
Net Income (Loss)
Net Investment Income (Loss)		17		622,401	622,418
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		17		1,532,886	1,532,903
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		842,474	842,481
Net Income (Loss)		41		2,997,761	2,997,802
Net Change in Shareholders' Equity	—	41	400,000	10,582,622	10,582,663
Balance at September 30, 2024	40	$757	3,350,000	$63,381,889	$63,382,646

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$669	3,050,000	$51,032,952	$51,033,621
Purchases of Shares			5,950,000	107,957,209	107,957,209
Redemption of Shares			(700,000)	(12,424,220)	(12,424,220)
Net Increase (Decrease) due to Share Transactions			5,250,000	95,532,989	95,532,989
Net Income (Loss)
Net Investment Income (Loss)		25		2,918,484	2,918,509
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		52		5,929,633	5,929,685
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		6		664,375	664,381
Net Income (Loss)		83		9,512,492	9,512,575
Net Change in Shareholders' Equity	—	83	5,250,000	105,045,481	105,045,564
Balance at September 30, 2025	40	$752	8,300,000	$156,078,433	$156,079,185

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$737	3,550,000	$65,407,778	$65,408,515
Purchases of Shares			700,000	13,017,910	13,017,910
Redemption of Shares			(900,000)	(16,241,986)	(16,241,986)
Net Increase (Decrease) due to Share Transactions			(200,000)	(3,224,076)	(3,224,076)
Net Income (Loss)
Net Investment Income (Loss)		33		2,004,325	2,004,358
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(3)		(202,688)	(202,691)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(10)		(603,450)	(603,460)
Net Income (Loss)		20		1,198,187	1,198,207
Net Change in Shareholders' Equity	—	20	(200,000)	(2,025,889)	(2,025,869)
Balance at September 30, 2024	40	$757	3,350,000	$63,381,889	$63,382,646

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$9,512,575	$1,198,207
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(34,103,019)
Proceeds from securities sold and matured	15,000,000	35,000,000
Cost of affiliated investments purchased	(127,376,530)	(27,043,421)
Proceeds from affiliated investments sold	16,455,210	29,139,508
Net accretion of discount on United States Treasury Obligations	(150,791)	(1,186,069)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	7,554	896
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(176,055)	184,600
Dividends from affiliates	(337,911)	37,159
Management fees	50,093	(3,786)
Brokerage commissions and fees	(39)	1
Deposit with Commodity Broker	(8,448,710)	—
Net cash provided by (used in) operating activities	(95,464,604)	3,224,076
Cash flows from financing activities:
Proceeds from purchases of Shares	107,957,209	13,017,910
Redemption of Shares	(12,424,220)	(16,241,986)
Increase (decrease) in payable for amount due to custodian	(68,385)	—
Net cash provided by (used in) financing activities	95,464,604	(3,224,076)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,410	$4,269

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.

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

No distributions were declared for the three and nine months ended September 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2022.

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

The Managing Owner waived fees of $35,515 and $74,444 for the three and nine months ended September 30, 2025, respectively. The Managing Owner waived fees of $5,734 and $20,480 for the three and nine months ended September 30, 2024, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$147,233,056	$—	$—	$147,233,056
Other Investments - Liabilities(a)
Currency Futures Contracts	(257,858)	—	—	(257,858)
Total Investments	$146,975,198	$—	$—	$146,975,198
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$14,856,763	$—	$14,856,763
Money Market Mutual Fund	36,311,736	—	—	36,311,736
Total Investments in Securities	36,311,736	14,856,763	—	51,168,499
Other Investments - Liabilities(a)
Currency Futures Contracts	(929,793)	—	—	(929,793)
Total Investments	$35,381,943	$14,856,763	$—	$50,238,706

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(257,858)	$—	$(929,793)
(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$551,717	$1,532,903
	Net Change in Unrealized Gain (Loss)	(2,622,253)	823,753
Total		$(2,070,536)	$2,356,656

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$5,929,685	$(202,691)
	Net Change in Unrealized Gain (Loss)	671,935	(602,564)
Total		$6,601,620	$(805,255)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average Notional Value	$(150,746,854)	$(54,321,778)	$(108,224,176)	$(59,544,305)

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2025.

	Value 06/30/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$137,560,960	$16,481,585	$(6,809,489)	$—	$—	$147,233,056	$1,492,967

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$36,311,736	$127,376,530	$(16,455,210)	$—	$—	$147,233,056	$3,194,468

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$18.90	$17.90	$16.73	$18.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(0.27)	0.81	1.59	(0.12)
Net investment income (loss) (b)	0.17	0.21	0.48	0.62
Net income (loss)	(0.10)	1.02	2.07	0.50
Net asset value per Share, end of period	$18.80	$18.92	$18.80	$18.92
Market value per Share, beginning of period (c)	$18.92	$17.90	$16.71	$18.43
Market value per Share, end of period (c)	$18.81	$18.93	$18.81	$18.93

Ratio to average Net Assets (d)
Net investment income (loss)	3.51%	4.49%	3.52%	4.55%
Expenses, after waivers	0.68%	0.74%	0.69%	0.73%
Expenses, prior to waivers	0.77%	0.78%	0.77%	0.78%
Total Return, at net asset value (e)	(0.53)%	5.70%	12.37%	2.71%
Total Return, at market value (e)	(0.58)%	5.75%	12.57%	2.71%
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

Operating Activities

Net cash flow provided by (used in) operating activities was $(95.5) million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2025, there were no purchases of United States Treasury Obligations and $15.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2024, $34.1 million was paid to purchase United States Treasury Obligations and $35.0 million was received from sales and maturing United States Treasury Obligations. $16.5 million was received from sales of affiliated investments and $127.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. $29.1 million was received from sales of affiliated investments and $27.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net deposits to/from the Commodity Broker was $8.4 million. There were no net deposits to/from the Commodity Broker during the nine months ended September 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $95.5 million and $(3.2) million during the nine months ended September 30, 2025 and 2024, respectively. This included $108.0 million and $13.0 million from Shares purchased by Authorized Participants and $12.4 million and $16.2 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

UDN - For the Three Months Ended September 30, 2025
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
Percentage Change
6/30/2025
9/30/2025
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

UDN - For the Nine Months Ended September 30, 2025
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
12/31/2024
9/30/2025
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UDN - For the Nine Months Ended September 30, 2024
Percentage Change
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
12/31/2023
9/30/2024
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2025	2024	2025	2024
DX Contract	(0.32)%	5.89%	13.03%	3.31%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the three months ended September 30, 2025, the NYSE Arca market value of each Share decreased from $18.92 per Share to $18.81 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $18.31 per Share (-3.22%) on July 31, 2025, and a high of $19.02 per Share (+0.53%) on September 16, 2025. The total return for the Fund on a market value basis was -0.58%.

The Fund delivered a loss in the third quarter of 2025 with the U.S. dollar ending higher. Despite the downtrend in the first half of the year, U.S. dollar rebounded, benefitting from positive economic data which brought central bank policy divergence into focus. Trade agreements also provided some relief as gyrating tariffs heavily pressured investor sentiment on the US economy. However, resurging concerns around the Federal Reserve’s credibility, weaker labor market data, the Federal Reserve’s tilt to dovishness, and September’s rate cut all led to the dollar paring some of these gains. The growth of U.S. dollar debasement trades was also a headwind to Fund performance.

For the three months ended September 30, 2024, the NYSE Arca market value of each Share increased from $17.90 per Share to $18.93 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $17.90 per Share (0.00%) on July 01, 2024, and a high of $19.01 per Share (+6.23%) on September 27, 2024. The total return for the Fund on a market value basis was +5.75%.

The U.S. dollar was heavily pressured in the third quarter of 2024, leading to gains for the Fund. In addition to the highly anticipated Federal Reserve easing cycle which officially kicked off in September – the central bank announced a larger-than-expected interest rate cut of 0.50% – the Bank of Japan also surprised the market with a rate hike in August. Higher interest rates generally boost a country’s currency and vice versa; in this case, the events boosted the Japanese yen and pressured the U.S. dollar.

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share decreased from $18.90 per Share to $18.80 per Share. Falling currency futures contracts prices for short DX Contracts during the three months ended September 30, 2025 contributed to a 1.37% decrease in the level of the Index and to a 0.32% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -0.53%.

Net income (loss) for the September 30, 2025 was $(0.7) million, primarily resulting from $1.6 million of income, net realized gain (loss) of $0.6 million, net change in unrealized gain (loss) of ($2.6) million and net operating expenses of $0.3 million.

For the three months ended September 30, 2024, the NAV of each Share increased from $17.90 per Share to $18.92 per Share. Rising currency futures contracts prices for short DX Contracts during the September 30, 2024 contributed to a 4.51% increase in the level of the Index and to a 5.89% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +5.70%.

Net income (loss) for the three months ended September 30, 2024 was $3.0 million, primarily resulting from $0.7 million of income, net realized gain (loss) of $1.5 million, net change in unrealized gain (loss) of $0.8 million and net operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share increased from $16.71 per Share to $18.81 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $16.53 per Share (-1.08%) on January 13, 2025, and a high of $19.02 per Share (+13.82%) on September 16, 2025. The total return for the Fund on a market value basis was +12.57%.

The Fund experienced a gain in the first three quarters of 2025 as the U.S. dollar moved sharply lower. The U.S. dollar downtrend theme has been persistent due to the Federal Reserve’s plans to deliver rate cuts, waning confidence in the U.S. economy due to tariffs and stagflation concerns, softening economic data, and concerns about the Federal Reserve's credibility adding momentum to the U.S. dollar debasement trade. Despite some bounces and a rebound in the third quarter, the U.S. dollar continued its broader downtrend on these structural performance headwinds.

For nine months ended September 30, 2024, the NYSE Arca market value of each Share increased from $18.43 per Share to $18.93 per Share. The Share price low and high for the nine months ended September 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $17.67 per Share (-4.10%) on April 16, 2024, and a high of $19.01 per Share (+3.18%) on September 27, 2024. The total return for the Fund on a market value basis was +2.71%.

The U.S. dollar performed positively in the first three quarters of 2024. While the dollar had fallen to end 2023 on expectations for imminent interest rate cuts, the Federal Reserve stuck to its higher-for-longer rhetoric through the first two quarters of the year as U.S. inflation proved stickier than expected. This forced the market to repeatedly delay Federal Reserve easing expectations at the same time that many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB) kicked off their rate-cutting cycles. However, the greenback moved lower in the third quarter with the Federal Reserve joining the others, announcing its first interest rate cut in September. Furthermore, the Bank of Japan surprised the market with a rate hike in August, sending the Japanese yen higher.

Fund Share Net Asset Performance

For the nine months ended September 30, 2025, the NAV of each Share increased from $16.73 per Share to $18.80 per Share. Rising currency futures contracts prices for short DX Contracts during the nine months ended September 30, 2025 contributed to a 9.49% increase in the level of the Index and to a 13.03% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was 12.37%.

Net income (loss) for the nine months ended September 30, 2025 was $9.5 million, primarily resulting from $3.5 million of income, net realized gain (loss) of $5.9 million, net change in unrealized gain (loss) of $0.7 million and net operating expenses of $0.6 million.

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

Net income (loss) for the nine months ended September 30, 2024 was $1.2 million, primarily resulting from $2.3 million of income, net realized gain (loss) of $(0.2) million, net change in unrealized gain (loss) of $(0.6) million and net operating expenses of $0.3 million.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2025.

				For the Nine Months Ended
				September 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$156,079,185	0.41%	$1,479,636	7

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$51,033,621	0.31%	$364,294	21

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	—	$—
August 1, 2025 to August 31, 2025	350,000	18.60
September 1, 2025 to September 30, 2025	—	—
Total	350,000	$18.60

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – September 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools