Form 10-K
period 2025-12-31
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2026-03-02
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $148,522,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2026: 7,350,040

i

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

ii

PART I

ITEM 1. BUSINESS.

Introduction

Invesco DB US Dollar Index Bearish Fund (the “Fund”), a separate series of Invesco DB US Dollar Index Trust (the “Trust”) was formed as a Delaware statutory trust on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

There are no regularly scheduled adjustments or rebalancing of the USDX®. The USDX® has only been adjusted once, when the Euro was introduced as the common currency for the European Union (EU) bloc of countries. Without any other adjustments, the combination of components and their respective weightings in the USDX® have yielded performance results similar to other commonly used U.S. dollar indexes, whether those index methodologies are based on trade weights or capital flow weights.

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund (the “Trustee”), has the power and authority to execute and file certificates as required by the Delaware Statutory Trust Act and to accept service of process on the Fund in the State of Delaware. The Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee will serve in that capacity until such time as the Managing Owner removes the Trustee or the Trustee resigns and a successor is appointed by the Managing Owner. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $5.00, $5.00 and $5.00 per round-turn trade1 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

ITEM 1A. RISK FACTORS

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Report and the Fund’s prospectus dated August 26, 2025 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

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
•
The Fund is subject to fees and expenses in the aggregate amount of approximately 0.75% per annum and will be successful only if its annual returns from futures trading, plus its annual Treasury Income, Money Market Income and T-Bill ETF Income exceed such fees and expenses.
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
•
As a result of increasingly interconnected global economies and financial markets, political turmoil in the U.S. or in other countries, or armed conflict between countries or in a geographic region, for example the current conflicts between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, may impact the Fund's investments. Such turmoil or conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty.
•
The futures market may be subject to temporary distortions due to various factors, including, among others, lack of liquidity, congestion, disorderly closing periods, manipulation and disruptive conduct, limitations on deliverable supplies, excessive speculation, changes in trade regulation or economic sanctions (actual or threatened), government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God.

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
•
Global or regional political, economic or financial events and situations, including changes in trade regulation or economic sanctions and government regulation and intervention;
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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 7.91%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, the average annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s average annual volatility.

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

International Armed Conflicts or Political Turmoil May Result in Market Volatility that Could Adversely Affect the Fund's Performance.

As a result of increasingly interconnected global economies and financial markets, political turmoil in the US or in other countries, or armed conflict between countries or in a geographic region, for example the conflict between Russia and Ukraine in Europe, the ongoing conflict between Hamas and Israel, and the escalation of related conflicts in the Middle East, may impact the Fund's investments. Such turmoil or conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty.

Hamas' attack against Israel in October 2023 and the ensuing conflict, have had, and may continue to have, an impact on certain markets, including futures markets. While this impact has been particularly pronounced in energy markets (such as natural gas and oil), the conflict has also disrupted certain global shipping and trade routes, which may have wide ranging impacts across markets. The possibility of a prolonged conflict between Hamas and Israel, and the potential escalation and/or expansion of the conflict in the surrounding areas and the involvement of other nations in such conflict, including, for example, the escalation of armed conflict between Israel and Iran, could further destabilize the Middle East region and introduce new uncertainties in global markets.

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

Certain changes in the U.S. economy in particular, such as when the U.S. economy weakens or when its financial markets decline, may have a material adverse effect on global financial markets as a whole. Increasingly strained relations between the U.S. and foreign countries, including as a result of economic sanctions and tariffs, may also adversely affect currency futures markets. A decrease in U.S. imports or exports, changes in trade regulations, including the threat or actual imposition of tariffs, trade wars or other economic sanctions on traditional allies or adversaries and their responses thereto, inflation, and/or an economic recession in the U.S. may have a material adverse effect on the U.S. economy, global financial markets as a whole and the currency futures markets to which the Fund has exposure. Proposed and adopted policy and legislative actions in the U.S. may impact many aspects of financial and other regulations and may have a significant effect, including potentially adversely, on U.S. markets generally. The continued maintenance of elevated debt levels by the U.S. government as projected by governmental agencies and non-governmental organizations, or the imposition of U.S. austerity measures, could potentially constrain future economic growth and the ability to effectively respond to economic downturns. If these trends were to continue, they could adversely impact the U.S. economy, global financial markets as a whole and the currency futures markets in particular.

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

The Index currently is not composed of any contracts subject to position limits imposed by either the CFTC or the rules of ICE Futures U.S. To the extent position limits apply to the Fund, and if the Managing Owner determines that the Fund’s trading may be approaching any of these position limits, the Fund may reduce its trading in the corresponding futures contracts or may trade futures contracts in other commodities that the Managing Owner determines will best position the Fund to pursue its investment objective. Depending on the outcome of any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund.

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

The Fund does not believe that it will be classified as a qualified publicly traded partnership within the meaning of Section 851(h) of the Code. Accordingly, a regulated investment company within the meaning of Subchapter M of the Code (a “RIC”) that invests in Shares will be treated as owning a proportionate share of the Fund’s assets and will take into account its allocable share of the Fund’s items of income, gain, loss, and deduction when testing the various compliance requirements specifically applicable to RICs. RIC investors face a risk that future Treasury Regulations will recharacterize foreign currency gains received by them as nonqualifying income and be retroactive in application. Notwithstanding the above, the Fund anticipates that income recognized by a RIC in respect of their investment in the Fund should be treated as qualifying income for purposes of Section 851(b)(2) of the Code. A prospective RIC investor is encouraged to consult a tax advisor regarding the treatment of its investment in Shares under the current tax rules.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Fund has no directors, principal officers or employees, the Managing Owner is responsible for managing cybersecurity risks to the Fund. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Managing Owner’s parent company, has a designated Global Chief Security Officer (GCSO) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO has over 29 years of experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information

Security, Global Privacy, Business Continuity & Crisis Management, Resilience, Corporate Security, Business Security Officers and Strategy and Projects & Governance. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding their privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer who reports directly to the GCSO and has over 25 years of experience, specializing in information security and risk management. Our manager’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect our information assets. The program includes the following:

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

Although risks from cyber threats have not materially affected the Fund’s business strategy, results of operations or financial condition as of December 31, 2025, Invesco continues to closely monitor cyber risk. The Managing Owner oversees cybersecurity risks for the Fund by applying Invesco's enterprise policies and control framework to the Fund's operations and service providers and by escalating any Fund relevant findings through the Managing Owner's management reporting and certification processes. The Fund did not experience any material cybersecurity incidents during the year ended December 31, 2025, and cybersecurity risks did not materially affect the Fund's business strategy, results of operations, or financial condition in the period. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks we face from cybersecurity threats, please see “Due to the Increased Use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks” in Item 1A. Risk Factors.

ITEM 2. PROPERTIES.

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and may consist of money market mutual funds and/or T-Bill ETFs. The Managing Owner’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares have been trading on the NYSE Arca since November 25, 2008 under the symbol “UDN.”

Holders

As of January 31, 2025, the Fund had 77 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a)
There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.
(b)
Not applicable.
(c)
Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended December 31, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2025 to October 31, 2025	100,000	$18.60
November 1, 2025 to November 30, 2025	500,000	18.42
December 1, 2025 to December 31, 2025	300,000	18.62
Total	900,000	$18.51

ITEM 6. RESERVED.

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

Overview/Introduction

Invesco DB US Dollar Index Bearish Fund (the “Fund”), a separate series of Invesco DB US Dollar Index Trust (the “Trust”) was formed as a Delaware statutory trust on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015. The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (“NFA”).

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the NAV may be held in United States Treasury Obligations or cash, which may be used as margin for the Fund’s trading in currency futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The amount of cash and/or United States Treasury Obligations on deposit with the Commodity Broker may exceed the amount of margin required to be on deposit, depending on market conditions and comparative yields available from United States Treasury Obligations, money market funds, T-Bill ETFs and cash held on deposit with Commodity Broker. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency interests change. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(78.5) million and $10.9 million for the years ended December 31, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations. The Fund may hold United States Treasury Obligations, affiliated investments and net deposits to/from Commodity Broker. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the year ended December 31, 2025, there were no purchases of United States Treasury Obligations and $15.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2024, $43.9 million was paid to purchase United States Treasury Obligations and $60.0 million was received from sales and maturing United States Treasury Obligations. $37.4 million was received from sales of affiliated investments and $132.6 million was paid to purchase affiliated investments during the year ended December 31, 2025. $49.6 million was received from sales of affiliated investments and $50.1 million was paid to purchase affiliated investments during the year ended December 31, 2024. During the year ended December 31, 2025, net deposits to/from Commodity Broker was $6.8 million. There were no net deposits to/from Commodity Broker during the year ended December 31, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $78.5 million and $(10.9) million during the years ended December 31, 2025 and 2024, respectively. This included $111.7 million and $22.4 million from the sale of Shares to Authorized Participants and $29.1 million and $30.6 million from Shares redeemed by Authorized Participants during the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, distributions paid to Shareholders were $4.1 million and $2.7 million, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

UDN - For the Year Ended December 31, 2025
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Percentage Change
12/31/2024
12/31/2025
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2025 and 2024. For performance discussion related to the year ended December 31, 2023, see the annual report for the year ended December 31, 2023 available at http://www.invesco.com/ETFs.

The Index is intended to reflect the changes in market value, positive or negative, of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Short Index-TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2025 and 2024 ” below provides an overview of the changes in the closing levels of the Short Index-TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Short Index-TRTM and Underlying DX Contract

Returns for the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
Underlying Index	2025	2024
DX Contract	12.99%	(3.67)%

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Fund Share Price Performance

For the year ended December 31, 2025, the NYSE Arca market value of each Share increased from $16.71 per Share to $18.25 per Share. The Share price low and high for the year ended December 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $16.53 per Share (-1.08%) on January 13, 2025, and a high of $19.02 per Share (+13.82%) on September 16, 2025. On December 26, 2025, the Fund paid a distribution of $0.53553 for each General Share and Share to holders of record as of December 22, 2025. Therefore, the total return for the Fund on a market value basis was +12.42%.

The Fund delivered a positive return in 2025, supported by the sharp weakening of the U.S. dollar. The U.S. dollar’s downtrend persisted throughout the year, driven by expectations of Federal Reserve rate cuts, waning confidence in the U.S. economy amid tariff‑related pressures and stagflation concerns, softening macroeconomic data, and rising skepticism around the Federal Reserve’s policy credibility—all of which added momentum to the broader U.S. dollar debasement trade. Although the U.S. dollar saw intermittent rebounds, including modest strength in the third and fourth quarters, these moves proved temporary as structural headwinds continued to push the U.S. dollar lower.

For the year ended December 31, 2024, the NYSE Arca market value of each Share decreased from $18.43 per Share to $16.71 per Share. The Share price low and high for the year ended December 31, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $16.71 per Share (-9.33%) on December 31, 2024, and a high of $19.01 per Share (+3.15%) on September 27, 2024 . On December 27, 2024, the Fund paid a distribution of $0.89039 for each General Share and Share to holders of record as of December 23, 2024. Therefore, the total return for the Fund on a market value basis was -4.52%.

The U.S. dollar rallied significantly in 2024, leading to negative performance for the Fund (-5%). While the U.S. dollar had fallen to end 2023 on expectations of imminent interest rate cuts, the Federal Reserve stuck to its higher-for-longer rhetoric through the first two quarters of the year as U.S. inflation proved stickier than expected. This forced the market to repeatedly delay Federal Reserve interest rate easing expectations at the same time that many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB), kicked off their rate-cutting cycles. However, U.S. Dollar moved lower in the third quarter with the Federal Reserve joining the other central banks, announcing its first rate cut in September. Furthermore, the Bank of Japan surprised the market with a rate hike in August, sending the Japanese Yen higher. In the fourth quarter however, rising geopolitical tensions and President Trump’s victory served as tailwinds, as many of President Trump’s campaign policies were expected to raise inflation risk, potentially leading to slower,if any, Federal Reserve rate cuts in 2025. In addition, tariffs generally weigh on foreign currencies, further boosting the U.S. dollar.

Fund Share Net Asset Performance

For the year ended December 31, 2025, the NAV of each Share increased from $16.73 per Share to $18.23 per Share. Rising currency futures contract prices for short DX Contracts during the year ended December 31, 2025 contributed to an overall 8.41% increase in the level of the Index and to a 12.99% increase in the level of the Short Index-TRTM. On December 26, 2025, the Fund paid a distribution of $0.53553 for each General Share and Share to holders of record as of December 22, 2025. Therefore, the total return for the Fund on a NAV basis was +12.17%.

Net income (loss) for the year ended December 31, 2025 was $9.0 million, primarily resulting from $4.9 million of income, net realized gain (loss) of $3.4 million, net change in unrealized gain (loss) of $1.4 million and net operating expenses of $0.8 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$138,580,444	0.38%	$1,224,774	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$51,033,621	0.31%	$364,294	21

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

We, Brian Hartigan, Principal Executive Officer and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2025.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2025, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/s/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/s/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB US Dollar Index Trust) and Shareholders of Invesco DB US Dollar Index Bearish Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB US Dollar Index Bearish Fund (one of the funds constituting Invesco DB US Dollar Index Trust, hereafter referred to as the “Fund”) as of December 31, 2025 and 2024, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 27, 2026

We have served as the Fund’s auditor since 2013.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $14,849,209, respectively)	$—	$14,856,763
Affiliated investments, at value and cost	131,445,615	36,311,736
Deposit with Commodity Broker	6,790,919	—
Receivable for:
Dividends from affiliates	421,527	145,598
Total assets	$138,658,061	$51,314,097
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$—	$176,055
Payable for:
Due to custodian	—	68,385
Management fees	77,617	31,035
Brokerage commissions and fees	—	5,001
Total liabilities	$77,617	$280,476
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	729	669
Shareholders' equity—Shares	138,579,715	51,032,952
Total shareholders' equity	138,580,444	51,033,621
Total liabilities and equity	$138,658,061	$51,314,097
General Shares outstanding	40	40
Shares outstanding	7,600,000	3,050,000
Net asset value per share	$18.23	$16.73
Market value per share	$18.25	$16.71

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2025

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $131,445,615)(a)(b)	94.85%	$131,445,615	131,445,615
Total Investments in Securities (cost $131,445,615)	94.85%	$131,445,615

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of December 31, 2025.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Short Futures Contracts
ICE U.S. Dollar Index	1,412	March - 2026	(138,442,364)	$503,597	$503,597
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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Year Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Income
Interest Income	$359,499	$1,467,834	$1,893,847
Dividends from Affiliates	4,573,297	1,585,659	1,944,661
Total Income	4,932,796	3,053,493	3,838,508
Expenses
Management Fees	898,858	446,202	583,469
Brokerage Commissions and Fees	20,989	11,465	15,018
Interest Expense	1,410	6,249	7,924
Total Expenses	921,257	463,916	606,411
Less: Waivers	(109,725)	(29,150)	(38,061)
Net Expenses	811,532	434,766	568,350
Net Investment Income (Loss)	4,121,264	2,618,727	3,270,158
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	68	—
Currency Futures Contracts	3,449,038	(4,140,319)	(1,410,333)
Net Realized Gain (Loss)	3,449,038	(4,140,251)	(1,410,333)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(7,554)	(15,152)	12,047
Currency Futures Contracts	1,433,390	(1,912,672)	526,671
Net Change in Unrealized Gain (Loss)	1,425,836	(1,927,824)	538,718
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	4,874,874	(6,068,075)	(871,615)
Net Income (Loss)	$8,996,138	$(3,449,348)	$2,398,543

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2025

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$669	3,050,000	$51,032,952	$51,033,621
Purchases of Shares			6,150,000	111,700,114	111,700,114
Redemption of Shares			(1,600,000)	(29,079,380)	(29,079,380)
Net Increase (Decrease) due to Share Transactions			4,550,000	82,620,734	82,620,734
Return of Capital Distributions		(21)		(4,070,028)	(4,070,049)
Net Income (Loss)
Net Investment Income (Loss)		22		4,121,242	4,121,264
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		42		3,448,996	3,449,038
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		17		1,425,819	1,425,836
Net Income (Loss)		81		8,996,057	8,996,138
Net Change in Shareholders' Equity	—	60	4,550,000	87,546,763	87,546,823
Balance at December 31, 2025	40	$729	7,600,000	$138,579,715	$138,580,444

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

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Year Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$8,996,138	$(3,449,348)	$2,398,543
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(43,889,926)	(129,820,650)
Proceeds from securities sold and matured	15,000,000	60,000,067	133,000,000
Cost of affiliated investments purchased	(132,560,246)	(50,056,201)	(105,429,033)
Proceeds from affiliated investments sold	37,426,367	49,590,638	137,670,144
Net accretion of discount on United States Treasury Obligations	(150,791)	(1,464,006)	(1,887,341)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(68)	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	7,554	15,152	(12,047)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(176,055)	102,743	373,511
Deposit with Commodity Broker	(6,790,919)	—	—
Dividends from affiliates	(275,929)	15,207	28,722
Management fees	46,582	(7,097)	(18,493)
Brokerage commissions and fees	(5,001)	—	—
Net cash provided by (used in) operating activities	(78,482,300)	10,857,161	36,303,356
Cash flows from financing activities:
Distributions paid to shareholders	(4,070,049)	(2,715,725)	(3,266,690)
Proceeds from purchases of Shares	111,700,114	22,352,628	47,029,429
Redemption of Shares	(29,079,380)	(30,562,449)	(80,630,507)
Increase (decrease) in payable for amount due to custodian	(68,385)	68,385	—
Net cash provided by (used in) financing activities	78,482,300	(10,857,161)	(36,867,768)
Net change in cash	—	—	(564,412)
Cash at beginning of period	—	—	564,412
Cash at end of period	$—	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,410	$6,249	$7,924

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Financial Statements

December 31, 2025

Note 1 – Organization

Invesco DB US Dollar Index Bearish Fund (the “Fund”), a separate series of Invesco DB US Dollar Index Trust (the “Trust”) was formed as a Delaware statutory trust on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2025, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

C. Segment Reporting

The Fund represents a single operating segment in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Managing Owner act as the Fund's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Fund. The CODM monitors the operating results as a whole, and the Fund's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Fund's financial statements.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. A distribution for the year ended December 31, 2025 was paid on December 26, 2025 to holders of record as of December 22, 2025, at a rate of $0.53553 for each General Share and Share for a total distribution of $21 to General Shares and $4,070,028 to Shares.

The table below shows distributions per General Share and Share in total for the years presented:

	For the Years Ended December 31,
	2025	2024	2023
Distribution per General Share	$0.53553	$0.89039	$0.96078
Distribution per Share	$0.53553	$0.89039	$0.96078
Distributions paid to General Shares	$21	$36	$38
Distributions paid to Shares	$4,070,028	$2,715,689	$3,266,652

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2025, 2024 and 2023, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $5.00, $5.00 and $5.00 per round-turn trade for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Note 4 – Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund (the “Trustee”), has the power and authority to execute and file certificates as required by the Delaware Statutory Trust Act and to accept service of process on the Fund in the State of Delaware. The Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee will serve in that capacity until such time as the Managing Owner removes the Trustee or the Trustee resigns and a successor is appointed by the Managing Owner. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The Managing Owner waived fees of $109,725, $29,150 and $38,061 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of December 31, 2025 and 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$131,445,615	$—	$—	$131,445,615
Other Investments - Assets(a)
Currency Futures Contracts	503,597	—	—	503,597
Total Investments	$131,949,212	$—	$—	$131,949,212
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$14,856,763	$—	$14,856,763
Money Market Mutual Fund	36,311,736	—	—	36,311,736
Total Investments in Securities	36,311,736	14,856,763	—	51,168,499
Other Investments - Liabilities(a)
Currency Futures Contracts	(929,793)	—	—	(929,793)
Total Investments	$35,381,943	$14,856,763	$—	$50,238,706
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$503,597	$—	$—	$(929,793)
(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

		For the Year Ended
	Location of Gain (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024	2023
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$3,449,038	$(4,140,319)	$(1,410,333)
	Net Change in Unrealized Gain (Loss)	1,433,390	(1,912,672)	526,671
Total		$4,882,428	$(6,052,991)	$(883,662)

	For the Year Ended
	December 31,
	2025	2024	2023
Average Notional Value	$(117,615,725)	$(59,979,180)	$(76,995,074)

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$36,311,736	$132,560,246	$(37,426,367)	$—	$—	$131,445,615	$4,573,297

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$35,846,173	$50,056,201	$(49,590,638)	$—	$—	$36,311,736	$1,585,659

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2023	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$68,087,284	$105,429,033	$(137,670,144)	$—	$—	$35,846,173	$1,944,661

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2025, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	2025	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$16.73	$18.42	$18.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	1.41	(1.60)	0.09
Net investment income (loss) (b)	0.63	0.80	0.79
Net income (loss)	2.04	(0.80)	0.88
Less:
Return of capital distributions	(0.54)	(0.89)	(0.96)
Net asset value per Share, end of period	$18.23	$16.73	$18.42
Market value per Share, beginning of period (c)	$16.71	$18.43	$18.50
Market value per Share, end of period (c)	$18.25	$16.71	$18.43

Ratio to average Net Assets
Net investment income (loss)	3.44%	4.40%	4.21%
Expenses, after waivers	0.68%	0.73%	0.73%
Expenses, prior to waivers	0.77%	0.78%	0.78%
Total Return, at net asset value (d)	12.17%	(4.36)%	4.83%
Total Return, at market value (d)	12.42%	(4.52)%	4.88%

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2025, as stated in their report on page 36 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

A person is a principal of a CFTC registrant based on the person’s role or position with a registrant, ability to control a registrant’s business activities or ownership or financial stake in a registrant. As of December 31, 2025, the following principals serve in the below capacities on behalf of the Managing Owner and, unless otherwise indicated, are not executive officers of the Fund:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie H. Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers
David Hemming	Vice President, Head of Alternatives Portfolio Management

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

Brian Hartigan (47) has been Chief Executive Officer of the Managing Owner since November 2023. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Hartigan has been a Member of the Board of Managers of the Managing Owner since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (45) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (48) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a U.S. history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Terry Gibson Vacheron CPA (61) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Managing Owner and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Managing Owner and Invesco Advisers Inc., a registered investment adviser affiliated with the Managing Owner, on June 29, 2022.

Kelli Gallegos (55) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (49) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

Melanie Ringold (49) has been a Member of the Board of Managers of the Managing Owner since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change

Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Managing Owner on July 31, 2024.

David Hemming (44) joined the Managing Owner in September 2016 as a Senior Portfolio Manager and has been Head of Alternatives Portfolio Management since November 2020, and a Vice President of the Managing Owner since November 2024. In these roles, Mr. Hemming manages a team of two other portfolio managers and is responsible for portfolio management processes for over 20 commodity and alternatives-based registered investment companies and other pooled investment vehicles managed by the Managing Owner. He is a graduate of University of St. Andrews (Scotland), with an MA (honours) in Economics and International relations, and City University Business School, with a MSc in Investment Management. Mr. Hemming was listed as a principal of the Managing Owner on November 6, 2024, and he was registered as associated person and swap associated person the Managing Owner on April 19, 2017, and April 26, 2017, respectively.

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

For the year ended December 31, 2025, the Fund incurred Management Fees of $898,858 of which $821,241 had been paid at December 31, 2025. Management Fees of $77,617 were unpaid at December 31, 2025 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2025, the Fund incurred brokerage commissions of $20,989 of which $20,989 had been paid at December 31, 2025. There were no unpaid brokerage commissions at December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2026, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of outstanding Shares of such class.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2025 and 2024.

	For the Years Ended
	December 31,
	2025	2024
Audit Fees	$90,710	$88,930
Audit-Related Fees (1)	—	10,250
Tax Fees (2)	71,594	98,936
All Other Fees	—	—
Total	$162,304	$198,116

(1)
Audit-Related Fees for the fiscal year ended December 31, 2024 include fees billed for reviewing regulatory filings.
(2)
Tax Fees for the fiscal years ended December 31, 2025 and 2024 include fees billed for preparing tax forms.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Administration Agreement [6]

10.2	Form of Global Custody Agreement [6]

10.3	Form of Transfer Agency and Service Agreement [7]

10.4	Distribution Services Agreement [8]

19.1	Insider Trading Policies and Procedures [9]

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Policy Relating to Recovery of Erroneously Awarded Compensation[10]

EXHIBIT NO.	DESCRIPTION
101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund—December 31, 2025 and December 31, 2024, (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund—December 31, 2025, (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund—December 31, 2024, (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund—Years Ended December 31, 2025, 2024 and 2023, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund—Year Ended December 31, 2025 , (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund—Year Ended December 31, 2024, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund—Year Ended December 31, 2023, (viii) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund—Years Ended December 31, 2025, 2024 and 2023, and (ix) Notes to Financial Statements of Invesco DB US Dollar Index Bearish Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

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
9.
Previously filed as an exhibit to Form 10-K on February 26, 2025 and incorporated herein by reference.
10.
Previously filed as an exhibit to Form 10-K on February 23, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 27, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 27, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 27, 2026

/s/ MELANIE RINGOLD Melanie Ringold	Manager	February 27, 2026

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.