Form 10-Q
period 2026-03-31
INVESCO DB US DOLLAR INDEX BEARISH FUND; Invesco DB US Dollar Index Trust
filed 2026-05-07
CIK 1383149, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of outstanding Shares as of March 31, 2026: 7,950,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Affiliated investments, at value and cost	$138,814,329	$131,445,615
Other investments:
Variation margin receivable- Commodity Futures Contracts	845,856	—
Deposit with Commodity Broker	3,092,074	6,790,919
Receivable for:
Dividends from affiliates	421,655	421,527
Total assets	$143,173,914	$138,658,061
Liabilities
Payable for:
Management fees	$79,597	$77,617
Total liabilities	$79,597	$77,617
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	720	729
Shareholders' equity—Shares	143,093,597	138,579,715
Total shareholders' equity	143,094,317	138,580,444
Total liabilities and equity	$143,173,914	$138,658,061
General Shares outstanding	40	40
Shares outstanding	7,950,000	7,600,000
Net asset value per share	$18.00	$18.23
Market value per share	$18.02	$18.25

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

March 31, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.58% (cost $138,814,329)(a)(b)	97.01%	$138,814,329	138,814,329
Total Investments in Securities (cost $138,814,329)	97.01%	$138,814,329

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of March 31, 2026.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Short Futures Contracts
ICE U.S. Dollar Index	1,424	June - 2026	(142,056,816)	$(1,075,051)	$(1,075,051)
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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Income
Interest Income	$59,645	$149,682
Dividends from Affiliates	1,194,469	417,623
Total Income	1,254,114	567,305
Expenses
Management Fees	260,505	99,377
Brokerage Commissions and Fees	8,044	3,212
Interest Expense	—	1,321
Total Expenses	268,549	103,910
Less: Waivers	(32,861)	(8,878)
Net Expenses	235,688	95,032
Net Investment Income (Loss)	1,018,426	472,273
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	(1,771,292)	1,350,485
Net Realized Gain (Loss)	(1,771,292)	1,350,485
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(7,517)
Currency Futures Contracts	(1,578,648)	508,509
Net Change in Unrealized Gain (Loss)	(1,578,648)	500,992
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(3,349,940)	1,851,477
Net Income (Loss)	$(2,331,514)	$2,323,750

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$729	7,600,000	$138,579,715	$138,580,444
Purchases of Shares			1,300,000	24,016,381	24,016,381
Redemption of Shares			(950,000)	(17,170,994)	(17,170,994)
Net Increase (Decrease) due to Share Transactions			350,000	6,845,387	6,845,387
Net Income (Loss)
Net Investment Income (Loss)		4		1,018,422	1,018,426
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(7)		(1,771,285)	(1,771,292)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(6)		(1,578,642)	(1,578,648)
Net Income (Loss)		(9)		(2,331,505)	(2,331,514)
Net Change in Shareholders' Equity	—	(9)	350,000	4,513,882	4,513,873
Balance at March 31, 2026	40	$720	7,950,000	$143,093,597	$143,094,317

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$669	3,050,000	$51,032,952	$51,033,621
Purchases of Shares			1,200,000	20,869,106	20,869,106
Redemption of Shares			(300,000)	(4,997,716)	(4,997,716)
Net Increase (Decrease) due to Share Transactions			900,000	15,871,390	15,871,390
Net Income (Loss)
Net Investment Income (Loss)		6		472,267	472,273
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		19		1,350,466	1,350,485
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		500,985	500,992
Net Income (Loss)		32		2,323,718	2,323,750
Net Change in Shareholders' Equity	—	32	900,000	18,195,108	18,195,140
Balance at March 31, 2025	40	$701	3,950,000	$69,228,060	$69,228,761

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025

Cash flows from operating activities:
Net Income (Loss)	$(2,331,514)	$2,323,750
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	5,000,000
Cost of affiliated investments purchased	(26,186,027)	(28,845,709)
Proceeds from affiliated investments sold	18,817,313	8,653,638
Net accretion of discount on United States Treasury Obligations	—	(148,399)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	7,517
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(845,856)	(176,055)
Deposit with Commodity Broker	3,698,845	(2,582,928)
Dividends from affiliates	(128)	(40,674)
Management fees	1,980	5,856
Brokerage commissions and fees	—	(1)
Net cash provided by (used in) operating activities	(6,845,387)	(15,803,005)
Cash flows from financing activities:
Proceeds from purchases of Shares	24,016,381	20,869,106
Redemption of Shares	(17,170,994)	(4,997,716)
Increase (decrease) in payable for amount due to custodian	—	(68,385)
Net cash provided by (used in) financing activities	6,845,387	15,803,005
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,321

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

C. Segment Reporting

The Fund represents a single operating segment, in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Managing Owner act as the Fund's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Fund. The CODM monitors the operating results as a whole, and the Fund's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Fund's financial statements.

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

No distributions were declared for the three months ended March 31, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three months ended March 31, 2026 and 2025, respectively.

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

The Managing Owner waived fees of $32,861 and $8,878 for the three months ended March 31, 2026 and 2025, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of March 31, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$138,814,329	$—	$—	$138,814,329
Other Investments - Liabilities(a)
Currency Futures Contracts	(1,075,051)	—	—	(1,075,051)
Total Investments	$137,739,278	$—	$—	$137,739,278
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$131,445,615	$—	$—	$131,445,615
Other Investments - Assets(a)
Currency Futures Contracts	503,597	—	—	503,597
Total Investments	$131,949,212	$—	$—	$131,949,212

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(1,075,051)	$503,597	$—
(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(1,771,292)	$1,350,485
	Net Change in Unrealized Gain (Loss)	(1,578,648)	508,509
Total		$(3,349,940)	$1,858,994

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2026	2025
Average Notional Value	$(139,934,484)	$(55,961,734)

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2026.

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$131,445,615	$26,186,027	$(18,817,313)	$—	$—	$138,814,329	$1,194,469

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$36,311,736	$28,845,709	$(8,653,638)	$—	$—	$56,503,807	$417,623

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$18.23	$16.73
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(0.36)	0.65
Net investment income (loss) (b)	0.13	0.15
Net income (loss)	(0.23)	0.80
Net asset value per Share, end of period	$18.00	$17.53
Market value per Share, beginning of period (c)	$18.25	$16.71
Market value per Share, end of period (c)	$18.02	$17.55

Ratio to average Net Assets (d)
Net investment income (loss)	2.93%	3.56%
Expenses, after waivers	0.68%	0.72%
Expenses, prior to waivers	0.77%	0.78%
Total Return, at net asset value (e)	(1.26)%	4.78%
Total Return, at market value (e)	(1.26)%	5.03%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other Securities and Exchange Commission (the "SEC") filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as the following:

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
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflicts, including armed conflicts, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

Overview/Introduction

Invesco DB US Dollar Index Bearish Fund (the “Fund”), a separate series of Invesco DB US Dollar Index Trust (the “Trust”) was formed as a Delaware statutory trust on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of common units of beneficial interest (the "Shares") authorized for issuance.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, is designed to disperse and mitigate the credit risk posed by any other member. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

The Commodity Broker, when acting as the Fund’s futures commission merchant ("FCM") in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term "off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are currency futures, the values of which are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(6.8) million and $(15.8) million for the three months ended March 31, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2026 and 2025, there were no purchases of United States Treasury Obligations. $5.0 million was received from sales and maturing United States Treasury Obligations during the three months ended March 31, 2025. $18.8 million was received from sales of affiliated investments and $26.2 million was paid to purchase affiliated investments during the three months ended March 31, 2026. $8.7 million was received from sales of affiliated investments and $28.8 million was paid to purchase affiliated investments during the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, net deposits to/from the Commodity Broker was $3.7 million and $2.6 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $6.8 million and $15.8 million during the three months ended March 31, 2026 and 2025, respectively. This included $24.0 million and $20.9 million from Shares purchased by Authorized Participants and $17.2 million and $5.0 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2026 and 2025, respectively. No distributions were paid to Shareholders during the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

UDN - For the Three Months Ended March 31, 2026
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Percentage Change
12/31/2025
3/31/2026
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

Performance Summary

This Report covers the three months ended March 31, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the changes in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing level.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. The Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM (the “Short Index–TRTM”) consists of the Index plus 3-month United States Treasury Obligations returns. Past results of the Index and the Short Index–TRTM are not necessarily indicative of future changes, positive or negative, in the Index closing level.

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2026 and 2025” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,
Underlying Index	2026	2025
DX Contract	(1.11)%	4.96%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

For the three months ended March 31, 2026, the NYSE Arca market value of each Share decreased from $18.25 per Share to $18.02 per Share. The Share price low and high for the three months ended March 31, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $17.89 per Share (-1.97%) on March 30, 2026, and a high of $18.73 per Share (+2.63%) on January 27, 2026. The total return for the Fund on a market value basis was -1.26%.

The U.S. dollar strengthened modestly in the first quarter of 2026, resulting in negative performance for the Fund. Heightened geopolitical uncertainty stemming from escalating tensions between Iran and the United States, including the effective closure of the Strait of Hormuz, raised concerns around energy supply disruptions and renewed inflationary pressures. These risks contributed to fears of energy shocks, food price inflation, and broader ripple effects across the global economy, prompting markets to push out expectations for Federal Reserve rate cuts. Demand for the U.S. dollar was supported by safe‑haven flows, defensive positioning, and a preference for liquidity amid uncertain global growth and financial conditions. While intermittent improvements in risk sentiment led to brief pullbacks, risk-off dynamics ultimately supported the U.S. dollar over the quarter, weighing on the Fund's bearish exposure.

For the three months ended March 31, 2025, the NYSE Arca market value of each Share increased from $16.71 per Share to $17.55 per Share. The Share price low and high for the three months ended March 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $16.53 per Share (-1.08%) on January 13, 2025, and a high of $17.69 per Share (+5.87) on March 18, 2025. The total return for the Fund on a market value basis was +5.03.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2026, the NAV of each Share decreased from $18.23 per Share to $18.00 per Share. Falling currency futures contracts prices for short DX Contracts during the three months ended March 31, 2026 contributed to a 2.00% decrease in the level of the Index and to a 1.11% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -1.26%.

Net income (loss) for the three months ended March 31, 2026 was $(2.3) million, primarily resulting from $1.3 million of income, net realized gain (loss) of $(1.8) million, net change in unrealized gain (loss) of $(1.6) million and net operating expenses of $0.2 million.

For the three months ended March 31, 2025, the NAV of each Share increased from $16.73 per Share to $17.53 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended March 31, 2025 contributed to a 3.85% increase in the level of the Index and to a 4.96% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +4.78.

Net income (loss) for the three months ended March 31, 2025 was $2.3 million, primarily resulting from $0.6 million of income, net realized gain (loss) of $1.4 million, net change in unrealized gain (loss) of $0.5 million and net operating expenses of $0.1 million.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2026.

				For the Three Months Ended
				March 31, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$143,094,317	0.37%	$1,227,515	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$138,580,444	0.38%	$1,224,774	11

* The VaR represents the one-day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended March 31, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	650,000	$18.08
February 1, 2026 to February 28, 2026	—	—
March 1, 2026 to March 31, 2026	300,000	18.06
Total	950,000	$18.07

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – March 31, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – March 31, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (vi) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), and (vii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – March 31, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 6, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 6, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools