Form 10-Q
period 2026-06-30
INVESCO DB US DOLLAR INDEX BEARISH FUND
filed 2026-08-07
CIK 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of outstanding Shares as of June 30, 2026: 6,000,000

INVESCO DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value and cost	$109,866,542	$131,445,615
Other investments:
Variation margin receivable- Currency Futures Contracts	27,465	—
Deposit with Commodity Broker	2,373,928	6,790,919
Receivable for:
Dividends from affiliates	331,397	421,527
Total assets	$112,599,332	$138,658,061
Liabilities
Payable for:
Fund shares reacquired	$5,358,879	$—
Management fees	62,290	77,617
Total liabilities	$5,421,169	$77,617
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	714	729
Shareholders' equity—Shares	107,177,449	138,579,715
Total shareholders' equity	107,178,163	138,580,444
Total liabilities and equity	$112,599,332	$138,658,061
General Shares outstanding	40	40
Shares outstanding	6,000,000	7,600,000
Net asset value per share	$17.86	$18.23
Market value per share	$17.87	$18.25

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.57% (cost $109,866,542)(a)(b)	102.51%	$109,866,542	109,866,542
Total Affiliated Investments (cost $109,866,542)	102.51%	$109,866,542

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2026.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Short Futures Contracts
ICE U.S. Dollar Index	1,093	September - 2026	(110,346,001)	$(1,448,647)	$(1,448,647)
(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $131,445,615)(a)(b)	94.85%	$131,445,615	131,445,615
Total Affiliated Investments (cost $131,445,615)	94.85%	$131,445,615

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

Invesco DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income
Interest Income	$28,304	$54,320	$87,949	$204,002
Dividends from Affiliates	1,105,600	1,283,878	2,300,069	1,701,501
Total Income	1,133,904	1,338,198	2,388,018	1,905,503
Expenses
Management Fees	238,977	238,958	499,482	338,335
Brokerage Commissions and Fees	6,443	7,898	14,487	11,110
Interest Expense	2,602	89	2,602	1,410
Total Expenses	248,022	246,945	516,571	350,855
Less: Waivers	(30,851)	(30,051)	(63,712)	(38,929)
Net Expenses	217,171	216,894	452,859	311,926
Net Investment Income (Loss)	916,733	1,121,304	1,935,159	1,593,577
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	(976,419)	4,027,483	(2,747,711)	5,377,968
Net Realized Gain (Loss)	(976,419)	4,027,483	(2,747,711)	5,377,968
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(37)	—	(7,554)
Currency Futures Contracts	(373,596)	2,785,679	(1,952,244)	3,294,188
Net Change in Unrealized Gain (Loss)	(373,596)	2,785,642	(1,952,244)	3,286,634
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(1,350,015)	6,813,125	(4,699,955)	8,664,602
Net Income (Loss)	$(433,282)	$7,934,429	$(2,764,796)	$10,258,179

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2026	40	$720	7,950,000	$143,093,597	$143,094,317
Purchases of Shares			550,000	10,056,362	10,056,362
Redemption of Shares			(2,500,000)	(45,539,234)	(45,539,234)
Net Increase (Decrease) due to Share Transactions			(1,950,000)	(35,482,872)	(35,482,872)
Net Income (Loss)
Net Investment Income (Loss)		7		916,726	916,733
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(8)		(976,411)	(976,419)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(5)		(373,591)	(373,596)
Net Income (Loss)		(6)		(433,276)	(433,282)
Net Change in Shareholders' Equity	—	(6)	(1,950,000)	(35,916,148)	(35,916,154)
Balance at June 30, 2026	40	$714	6,000,000	$107,177,449	$107,178,163

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$701	3,950,000	$69,228,060	$69,228,761
Purchases of Shares			3,950,000	72,089,363	72,089,363
Redemption of Shares			(50,000)	(915,476)	(915,476)
Net Increase (Decrease) due to Share Transactions			3,900,000	71,173,887	71,173,887
Net Income (Loss)
Net Investment Income (Loss)		7		1,121,297	1,121,304
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		27		4,027,456	4,027,483
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		21		2,785,621	2,785,642
Net Income (Loss)		55		7,934,374	7,934,429
Net Change in Shareholders' Equity	—	55	3,900,000	79,108,261	79,108,316
Balance at June 30, 2025	40	$756	7,850,000	$148,336,321	$148,337,077

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$729	7,600,000	$138,579,715	$138,580,444
Purchases of Shares			1,850,000	34,072,743	34,072,743
Redemption of Shares			(3,450,000)	(62,710,228)	(62,710,228)
Net Increase (Decrease) due to Share Transactions			(1,600,000)	(28,637,485)	(28,637,485)
Net Income (Loss)
Net Investment Income (Loss)		11		1,935,148	1,935,159
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(15)		(2,747,696)	(2,747,711)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(11)		(1,952,233)	(1,952,244)
Net Income (Loss)		(15)		(2,764,781)	(2,764,796)
Net Change in Shareholders' Equity	—	(15)	(1,600,000)	(31,402,266)	(31,402,281)
Balance at June 30, 2026	40	$714	6,000,000	$107,177,449	$107,178,163

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$669	3,050,000	$51,032,952	$51,033,621
Purchases of Shares			5,150,000	92,958,469	92,958,469
Redemption of Shares			(350,000)	(5,913,192)	(5,913,192)
Net Increase (Decrease) due to Share Transactions			4,800,000	87,045,277	87,045,277
Net Income (Loss)
Net Investment Income (Loss)		13		1,593,564	1,593,577
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		46		5,377,922	5,377,968
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		28		3,286,606	3,286,634
Net Income (Loss)		87		10,258,092	10,258,179
Net Change in Shareholders' Equity	—	87	4,800,000	97,303,369	97,303,456
Balance at June 30, 2025	40	$756	7,850,000	$148,336,321	$148,337,077

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025

Cash flows from operating activities:
Net Income (Loss)	$(2,764,796)	$10,258,179
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	15,000,000
Cost of affiliated investments purchased	(44,556,744)	(110,894,945)
Proceeds from affiliated investments sold	66,135,817	9,645,721
Net accretion of discount on United States Treasury Obligations	—	(150,791)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	7,554
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(27,465)	(176,055)
Deposit with Commodity Broker	4,416,991	(10,440,021)
Dividends from affiliates	90,130	(327,789)
Management fees	(15,327)	101,264
Brokerage commissions and fees	—	(9)
Net cash provided by (used in) operating activities	23,278,606	(86,976,892)
Cash flows from financing activities:
Proceeds from purchases of Shares	34,072,743	92,958,469
Redemption of Shares	(57,351,349)	(5,913,192)
Increase (decrease) in payable for amount due to custodian	—	(68,385)
Net cash provided by (used in) financing activities	(23,278,606)	86,976,892
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$2,602	$1,410

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.

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

No distributions were declared for the three and six months ended June 30, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $4.00 per round-turn trade during the three and six months ended June 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2025, respectively.

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

The Managing Owner waived fees of $30,851 and $63,712 for the three and six months ended June 30, 2026, respectively. The Managing Owner waived fees of $30,051 and $38,929 for the three and six months ended June 30, 2025, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$109,866,542	$—	$—	$109,866,542
Other Investments - Liabilities(a)
Currency Futures Contracts	(1,448,647)	—	—	(1,448,647)
Total Investments	$108,417,895	$—	$—	$108,417,895
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$131,445,615	$—	$—	$131,445,615
Other Investments - Assets(a)
Currency Futures Contracts	503,597	—	—	503,597
Total Investments	$131,949,212	$—	$—	$131,949,212

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(1,448,647)	$503,597	$—
(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(976,419)	$4,027,483
	Net Change in Unrealized Gain (Loss)	(373,596)	2,785,679
Total		$(1,350,015)	$6,813,162

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(2,747,711)	$5,377,968
	Net Change in Unrealized Gain (Loss)	(1,952,244)	3,294,188
Total		$(4,699,955)	$8,672,156

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average Notional Value	$(124,744,340)	$(117,364,760)	$(130,951,211)	$(89,100,624)

Note 8 – Investments in Affiliates

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchase agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2026.

	Value 03/31/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$138,814,329	$18,370,717	$(47,318,504)	$—	$—	$109,866,542	$1,105,600

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$131,445,615	$44,556,744	$(66,135,817)	$—	$—	$109,866,542	$2,300,069

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income

Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$56,503,807	$82,049,236	$(992,083)	$—	$—	$137,560,960	$1,283,878

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income

Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$36,311,736	$110,894,945	$(9,645,721)	$—	$—	$137,560,960	$1,701,501

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$18.00	$17.53	$18.23	$16.73
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(0.27)	1.21	(0.63)	1.86
Net investment income (loss) (b)	0.13	0.16	0.26	0.31
Net income (loss)	(0.14)	1.37	(0.37)	2.17
Net asset value per Share, end of period	$17.86	$18.90	$17.86	$18.90
Market value per Share, beginning of period (c)	$18.02	$17.55	$18.25	$16.71
Market value per Share, end of period (c)	$17.87	$18.92	$17.87	$18.92

Ratio to average Net Assets (d)
Net investment income (loss)	2.88%	3.52%	2.91%	3.53%
Expenses, after waivers	0.68%	0.68%	0.68%	0.69%
Expenses, prior to waivers	0.78%	0.78%	0.78%	0.78%
Total Return, at net asset value (e)	(0.78)%	7.82%	(2.03)%	12.97%
Total Return, at market value (e)	(0.83)%	7.81%	(2.08)%	13.22%
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

Operating Activities

Net cash flow provided by (used in) operating activities was $23.3 million and $(87.0) million for the six months ended June 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2026 and 2025, there were no purchases of United States Treasury Obligations. $15.0 million was received from sales and maturing United States Treasury Obligations during the six months ended June 30, 2025. $66.1 million was received from sales of affiliated investments and $44.6 million was paid to purchase affiliated investments during the six months ended June 30, 2026. $9.6 million was received from sales of affiliated investments and $110.9 million was paid to purchase affiliated investments during the six months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, net deposits to/from the Commodity Broker were $4.4 million and $10.4 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(23.3) million and $87.0 million during the six months ended June 30, 2026 and 2025, respectively. This included $34.1 million and $93.0 million from Shares purchased by Authorized Participants and $57.4 million and $5.9 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK SHORT USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

UDN - For the Three Months Ended June 30, 2026
Percentage Change
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
3/31/2026
6/30/2026
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

UDN - For the Six Months Ended June 30, 2026
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Percentage Change
12/31/2025
6/30/2026
Date
NAV
Market
DB Short USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2026 and 2025” below provides an overview of the changes in the closing levels of the Short Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Short Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2026	2025	2026	2025
DX Contract	(1.46)%	8.04%	(3.43)%	13.39%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the three months ended June 30, 2026, the NYSE Arca market value of each Share decreased from $18.02 per Share to $17.87 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on March 31, 2026 was as follows: Shares traded at a low of $17.77 per Share (-1.39%) on June 24, 2026, and a high of $18.41 per Share (+2.16%) on May 08, 2026. The total return for the Fund on a market value basis was -0.83%.

The U.S. dollar strengthened during the second quarter of 2026 leading to losses for the Fund, as rising inflation concerns tied to higher energy prices led markets to scale back expectations for Federal Reserve rate cuts. As the U.S.-Iran conflict raised concerns that energy-driven inflation could become more persistent, some market participants even began discussing the possibility of rate hikes, supporting U.S. yields and the dollar. The shift in policy expectations pressured several major currencies, including the euro, which faced headwinds from soft economic growth and a more accommodative European Central Bank, and the Japanese yen, which remained weighed down by the Bank of Japan's gradual approach to policy normalization. Sterling also weakened against the dollar as investors favored U.S. assets amid elevated global uncertainty. Overall, widening interest rate differentials and continued demand for dollar liquidity supported gains in the U.S. dollar during the quarter.

For the three months ended June 30, 2025, the NYSE Arca market value of each Share increased from $17.55 per Share to $18.92 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $17.54 per Share (-0.06%) on April 01, 2025, and a high of $18.92 per Share (+7.81%) on June 30, 2025. The total return for the Fund on a market value basis was +7.81%.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share decreased from $18.00 per Share to $17.86 per Share. Falling currency futures contracts prices for short DX Contracts during the three months ended June 30, 2026 contributed to a 1.46% decrease in the level of the Index and to a 0.55% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -0.78%.

Net income (loss) for the three months ended June 30, 2026 was $(0.4) million, primarily resulting from $1.1 million of income, net realized gain (loss) of $(1.0) million, net change in unrealized gain (loss) of $(0.4) million and net operating expenses of $0.2 million.

For the three months ended June 30, 2025, the NAV of each Share increased from $17.53 per Share to $18.90 per Share. Rising currency futures contracts prices for short DX Contracts during the three months ended June 30, 2025 contributed to a 6.89% increase in the level of the Index and to an 8.04% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +7.82%.

Net income (loss) for the three months ended June 30, 2025 was $7.9 million, primarily resulting from $1.3 million of income, net realized gain (loss) of $4.0 million, net change in unrealized gain (loss) of $2.8 million and net operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the six months ended June 30, 2026, the NYSE Arca market value of each Share decreased from $18.25 per Share to $17.87 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $17.77 per Share (-2.63%) on June 24, 2026, and a high of $18.73 per Share (+2.63%) on January 27, 2026. The total return for the Fund on a market value basis was -2.08%.

The U.S. dollar strengthened in the first half of 2026, supported by its role as a global safe-haven asset amid heightened geopolitical uncertainty and shifting monetary policy expectations. This led to losses for the Fund. Escalating tensions between the United States and Iran, the closure of the Strait of Hormuz, and broader market volatility increased demand for dollar-denominated assets during the first half of the year. Rising energy prices also fueled inflation concerns, prompting markets to scale back expectations for Federal Reserve rate cuts, with some investors even discussing the possibility of rate hikes. The resulting increase in U.S. yields supported the dollar against most major currencies, particularly the euro and Japanese yen. The euro faced headwinds from weak economic growth and a relatively accommodative European Central Bank, while the yen remained pressured by the Bank of Japan's gradual approach to policy normalization. Despite periods of volatility tied to ceasefire negotiations and changing geopolitical developments, safe-haven demand and widening interest rate differentials helped support the U.S. dollar during the first half of 2026.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2026, the NAV of each Share decreased from $18.23 per Share to $17.86 per Share. Falling currency futures contracts prices for short DX Contracts during the six months ended June 30, 2026 contributed to a 3.43% decrease in the level of the Index and to a 1.66% decrease in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was -2.03%.

Net income (loss) for the six months ended June 30, 2026 was $(2.8) million, primarily resulting from $2.4 million of income, net realized gain (loss) of $(2.7) million, net change in unrealized gain (loss) of $(2.0) million, and net operating expenses of $0.5 million.

For the six months ended June 30, 2025, the NAV of each Share increased from $16.73 per Share to $18.90 per Share. Rising currency futures contracts prices for short DX Contracts during the six months ended June 30, 2025 contributed to an 11.00% increase in the level of the Index and to a 13.39% increase in the level of the Short Index–TRTM. The total return for the Fund on a NAV basis was +12.97%.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended )the "Exchange Act")). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2026.

				For the Six Months Ended
				June 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$107,178,163	0.30%	$788,393	16

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bearish Fund	$138,580,444	0.38%	$1,224,774	11

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	1,050,000	$18.30
May 1, 2026 to May 31, 2026	950,000	18.28
June 1, 2026 to June 30, 2026	500,000	17.91
Total	2,500,000	$18.22

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bearish Fund – June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bearish Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bearish Fund – For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the three months ended June 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bearish Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bearish Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bearish Fund – June 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bearish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools